Form 10-K
period 2010-03-31
Sabre Industrial, Inc.
filed 2010-04-23
CIK 1103120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 – 53905

Sabre Industrial, Inc.
(Name of small business issuer in its charter)

Delaware	65-1714523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Clematis Street, Suite 217, West Palm Beach, Florida, 33401
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code - (800) 341-2684

Securities registered under Section 12 (b) of the Exchange Act:  NONE

Securities registered under to Section 12 (g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the  Registrant  was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (for for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,887 (607,745 shares at $.00475).

Note:  If a determination as to whether a particular person is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  758,386 shares as of April 23, 2010

DOCUMENTS INCORPORATED BY REFERENCE: None

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

SABRE INDUSTRIAL, INC.

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	42

Signatures		43

PART I

ITEM 1.  BUSINESS

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.

History

Sabre Industrial, Inc., (the “Company” or "Sabre Industrial"), was originally incorporated on July 25, 1996 in the state of Florida as Environmental Digital Services, Inc.  At the time of formation the Company was authorized to issue 50,000,000 no par value capital stock.

From formation, Sabre Industrial was a Florida based provider of electronic monitoring hardware and Internet based processing for underground petroleum storage tanks.  The Company also provided remediation services and was a provider of underground tank monitoring, leak detection, risk management, and environmental contamination remediation products and services.  The Company had hired auditors and at one time intended to complete the process to become subject to the reporting requirements of the Securities Exchange Act of 1934, however, such plans did not come to fruition.  On July 17, 2007, our founder and CEO, James Crehan, Sr., passed away.

On August 21, 2001 the state of Florida administratively dissolved the Company for the failure to file its annual report and pay the associated franchise taxes.  Sabre Industrial has not conducted any business operations since 2004.

Effective March 31, 2007 the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its March 31, 2007 balance sheet as a "quasi reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From April 1, 2007 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

On August 14, 2007, in its Court Order, the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida granted the application of Century Capital Partners, LLC to have a receiver appointed. The Court appointed Brian T. Scher, Esquire as receiver of the Company.  The Court Order appointing Receiver empowered Mr. Scher to evaluate our financial status, to determine whether there are any options for corporate viability that could benefit our shareholders, to reinstate our corporation with the Florida Secretary of State, and to obtain copies of our shareholder records from our transfer agent.

Mr. Michael Anthony is the sole member of Century Capital Partners, LLC.

Under Mr. Scher’s receivership, and with funds supplied by Century Capital Partners, the Company reinstated its corporate charter and paid all past due franchise taxes; paid down the outstanding debt with the transfer agent; and made an analysis of the Company’s debts and potential for viability as a merger candidate.  In addition, after acting as the sole temporary officer and director, on October 1, 2007, Mr. Scher appointed Michael Anthony as our sole Director, President, Secretary and Treasurer.

On October 1, 2007, following the submittal of reports by Mr. Scher, the Court discharged the receiver and returned the Company to the control of its Board of Directors.

On September 18, 2007, Environmental Digital Services, Inc. (now Sabre Industrial) was incorporated in Delaware for the purpose of merging with Environmental Digital Services, a Florida Corporation so as to effect a re-domicile to Delaware.  The Delaware Corporation was authorized to issue 250,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock.  On April 11, 2008, the certificate of incorporation for the Delaware Corporation was amended to increase the authorized capital stock to 310,000,000 of which 300,000,000 shares are common stock, $.001 par value and 10,000,000 shares are preferred stock, $.001 par value.  In addition, the Company designated 10,000 shares of preferred stock as Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into ten thousand (10,000) shares of common stock and carries ten thousand (10,000) votes on all matters brought to a shareholder vote.  In addition, the majority holder of Series A Preferred Stock is entitled to elect the majority of the Directors and to amend the articles of incorporation.

In exchange for a total capital investment of $8,700 by Century Capital Partners (and Corporate Services International, Inc. as more fully described in the paragraph below) on or near October 1, 2007 Sabre Industrial issued to Century Capital Partners 10,000,000 shares of its common stock (133,333 shares post split) representing approximately 20.53% of its common stock outstanding on that date.  The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the shareholders meeting. On February 24, 2010, Century Capital Partners transferred these shares to Corporate Services International, Inc.  Michael Anthony is the sole beneficial owner of both Century Capital Partners and Corporate Services International.

In exchange for an aggregate capital investment of $8,700 by Corporate Services International, Inc. (and Century Capital Partners, LLC as more fully described in the paragraph above) on or near January 21, 2008 Sabre Industrial issued to Corporate Services International 1,298,006 shares of its common stock (17,307 shares post split) representing approximately 2.6% of its common stock outstanding on that date.  The funds were used to pay ongoing administrative expenses.  Mr. Michael Anthony is the sole officer, director and shareholder of Corporate Services International.

Following notice to the shareholders, the Company conducted an annual shareholder’s meeting on March 28, 2008 for the purpose of electing directors and approving an amendment to the articles of incorporation to authorize 10,000 shares of preferred stock.  At the meeting of shareholders Michael Anthony was elected the sole director by those shareholders that attended either in person or by proxy.  Immediately following the shareholder meeting, at a meeting of the Board of Directors, Michael Anthony was appointed President, Secretary and Chief Financial Officer.  The shareholders also approved the amendment to the articles of incorporation.

On April 4, 2008, the Company filed Articles of Amendment to its Articles of Incorporation to add 10,000 shares of preferred stock to our authorized capital.  On April 10, 2008, the Company designated 10,000 shares of preferred stock as Series A Preferred.  Each share of Series A Preferred Stock is convertible into ten thousand (10,000) shares of common stock and carries ten thousand (10,000) votes on all matters brought to a shareholder vote.  In addition, the majority holder of Series A Preferred Stock is entitled to elect the majority of the Directors and to amend the articles of incorporation.

In July, 2008 both Sabre Industrial the Florida corporation and Sabre Industrial the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Florida Corporation's shareholders received one share of new (Delaware) common stock for every one share of old (Florida) common stock they owned. All outstanding shares of the Florida Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the Florida Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

On or near May 15, 2008, Corporate Services International, Inc. agreed to contribute $25,000 as paid in capital to Sabre Industrial, the entire amount of which was paid to Sabre Industrial on February 19, 2009. This capital contribution is separate from and in addition to the $8,700 capital contribution previously made by Century Capital Partners and by Corporate Services International.  Sabre Industrial has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company’s business plan as described herein. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

In exchange for the $25,000 capital contribution by Corporate Services International, Inc., the Company issued 10,000 shares of its Series A Preferred Stock.  Corporate Services International, Inc. is a personal use business consulting company of which Michael Anthony is the sole shareholder, officer and director.

Moreover, Michael Anthony, as officer and director has agreed to assist the Company in its efforts to salvage value for the benefit of its shareholders.  Mr. Anthony’s efforts include and will continue to include, but are not limited to, assistance in gathering information, retaining counsel and working with counsel and the auditor for purposes of preparation of this Registration Statement and corresponding audited financial statements. Mr. Anthony and Sabre Industrial do not have a written agreement.

Effective March 26, 2010 the Company changed its name to Sabre Industrial, Inc., and enacted a 1:75 reverse split of its outstanding common stock.  The Company’s name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company’s current business plan as described herein.

The Company’s transfer agent is Olde Monmouth Stock Transfer Co., Inc.

Current Business Plan

Sabre Industrial is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Sabre Industrial's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.  Management may sell its shares to a third party who subsequently will complete a transaction to bring the Company from a shell company to an operating entity.

Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Sabre Industrial would not be obligated nor does management intend to seek pre-approval by our shareholders prior to entering into a transaction.

Sabre Industrial may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Sabre Industrial may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Sabre Industrial intends to promote itself privately. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors.

Sabre Industrial has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At year end March 31, 2010 Sabre Industrial had a cash balance of $12,372. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Sabre Industrial has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, or successor management, with such outside assistance as he or they may deem appropriate. The Company intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, the Company will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that the Company may deem relevant.

The Officer of Sabre Industrial has some, but not extensive experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Sabre Industrial does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.  Rather Sabre Industrial intends to borrow money from management related parties to finance ongoing operations.

Management intends to devote such time as it deems necessary to carry out the Company's affairs.  We cannot project the amount of time that our management will actually devote to our plan of operation.

The time and costs required to pursue new business opportunities, which includes due diligence investigations, negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

Sabre Industrial intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

GOVERNMENT REGULATIONS

As a registered corporation, Sabre Industrial, Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K.  The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.

SABRE INDUSTRIAL IS A BLANK CHECK COMPANY

At present, Sabre Industrial is a development stage company with no revenues and has no specific business plan or purpose. Sabre Industrial's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Sabre Industrial is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company.  Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger.  In addition, the registrant is required to file a post effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger.  The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger.  Sabre Industrial has no current plans to engage in any such offerings.

SABRE INDUSTRIAL'S COMMON STOCK IS A PENNY STOCK

Sabre Industrial's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of Sabre Industrial is subject to the penny stock rules, it may be more difficult to sell our common stock.

ACQUISITION OF OPPORTUNITIES

Management owns 150,641 shares of common stock and 10,000 shares of series A Preferred Stock.  Each share of Series A Preferred Stock entitles the holder thereof to 10,000 votes on all matters for which shareholders are entitled to vote.  Accordingly management controls 99% of the total issued and outstanding shares of Sabre Industrial. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

It is anticipated that any securities issued in any reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Sabre Industrial will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Sabre Industrial does not intend to provide its security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Sabre Industrial has not expended funds on and has no plans to expend funds or time on product research or development.

COMPETITION

Sabre Industrial will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of Sabre Industrial's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

EMPLOYEES

Sabre Industrial currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.

ITEM 1A:  RISK FACTORS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

WE ARE DEPENDENT ON THE SERVICES OF OUR SOLE OFFICER AND DIRECTOR

Sabre Industrial is dependent upon the continued services of its sole officer and director, Michael Anthony. If Mr. Anthony were to cease offering his services while he is the sole officer and director, it is likely that the Company would cease to maintain its filings under the Exchange Act and would cease to seek new business opportunities.

THE COMPANY HAS LIMITED ASSETS AND NO PRESENT SOURCE OF REVENUES.  THE COMPANY IS DEPENDENT UPON THE FINANCIAL SUPPORT OF ITS SOLE OFFICER AND DIRECTOR AND ENTITIES HE IS AFFILIATED WITH.

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of March 31, 2009 we had cash $24,898 and as of March 31, 2010 we had cash of $12,372.

MANAGEMENT HAS BROAD DISCRETION OVER THE SELECTION OF OUR PROSPECTIVE BUSINESS

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. The business decisions made by our management may not be successful.

SHAREHOLDERS WILL NOT RECEIVE DISCLOSURE OR INFORMATION REGARDING A PROSPECTIVE BUSINESS

As of the date of this registration statement, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and will not provide shareholders with disclosure or information regarding prospective business opportunities.  Moreover, a prospective business opportunity may not result in a benefit to shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND ACCORDINGLY OUR STOCK IS ILLIQUID AND MAY REMAIN SO

Sabre Industrial's common stock has been subject to quotation on the over the counter bulletin board. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. No active trading market for our securities may develop following the effective date of this Registration Statement.  The lack of an active trading market makes our stock illiquid to investors.

WE HAVE NOT SPECIFIED AN INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES AND ACCORDINGLY RISKS ASSOCIATED WITH A SPECIFIC BUSINESS CANNOT BE ASCERTAINED

There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

OUR SOLE OFFICER AND DIRECTOR IS THE SOLE OFFICER AND DIRECTOR OF A SUBSTANTIALLY SIMILAR BLANK CHECK COMPANY AND ACCORDINGLY HAS A CONFLICT OF INTEREST IN DETERMINING BUSINESS OPPORTUNITIES

Our management is not required to nor will he commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Sabre Industrial. Management is not currently an officer or director of any other entity similar to Sabre Industrial.

Management may have a conflict of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions.  In particular, management will likely present a business opportunity to an entity he controls that is current in its reporting obligations and has records sufficient to perform an audit.  Moreover, management will likely present an opportunity to an entity he controls that is domiciled in Delaware or another state that management believes has well known corporate laws in the business community, prior to an entity domiciled in a less well known state.  Further, management will consider the current capitalization of an entity he controls in offering a business opportunity to such entity.  In particular, management will consider whether he believes that the entity would be more attractive to an operating business following a change in capitalization such as a reverse split or decrease or increase in authorized capital stock.  If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. In the event that all factors appear equal, management will likely present an operating company with a choice of blank check companies and defer to such operating company’s preference.  Management believes that operating companies will consider such factors as outstanding shares, outstanding shares held by non-affiliates, number of shareholders, reporting history, if any, outstanding liabilities or potential liabilities, tax losses, outstanding commission comments, regulatory history, the name of an entity and the state of domicile of an entity.  This list is not exclusive and the management of an operating company may have a preference for an entity for reasons that we cannot determine in advance.  However, management will act in what he believes will be in the best interests of the shareholders of Sabre Industrial and other respective public companies. Sabre Industrial shall not enter into a transaction with a target business that is affiliated with management.  Moreover, in the event a business opportunity is presented to another entity controlled by management, management will continue to actively seek business opportunities for Sabre Industrial.

In addition, conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other non-management stockholders.  A conflict of interest may arise between management’s personal pecuniary interest and its fiduciary duty to stockholders.

THERE ARE MANY BLANK CHECK COMPANIES FOR WHICH SABRE INDUSTRIAL WILL COMPETE TO ATTRACT BUSINESS OPPORTUNITIES

Sabre Industrial expects to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

POTENTIAL RISKS OF AN ACQUISITION OR MERGER WITH A FOREIGN COMPANY

If we enter into a business combination, acquisition or merger with a foreign concern, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self sufficiency and balance of payments positions and in other respects.

SABRE INDUSTRIAL MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

Sabre Industrial has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of March 31, 2009 and March 31, 2010, Sabre Industrial had incurred $38,719 and $36,651 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of March 31, 2009 Sabre Industrial had current liabilities of $29,830, $13,258 of which is due to related parties and March 31, 2010 Sabre Industrial had current liabilities of $30,005, $13,258 of which is due to related parties. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10-K management related parties have made a capital investment of $33,700 and additional loans in the amount of $13,258 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES

The holders of our shares of common stock and those persons, who desire to purchase our stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for Sabre Industrial's securities to be a limited one.

It is the present intention of Sabre Industrial's management, after the commencement of new business operations, to seek coverage and publication of information regarding our Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

RULE 144 RELATED RISK

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;
●
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

RULE 145 RELATED RISKS

In the business combination context, Rule 145 has imposed on affiliates of either the acquirer or the target company restrictions on public resales of securities received in a business combination, even where the securities to be issued in the business combination were registered under the Securities Act. These restrictions were designed to prevent the rapid distribution of securities into the public markets after a registered business combination by those who were in a position to influence the business combination transaction. The recent adopted amendments to Rule 145 eliminate these restrictions in most circumstances.

Under the new amendments, affiliates of a target company who receive registered shares in a Rule 145 business combination transaction, and who do not become affiliates of the acquirer, will be able to immediately resell the securities received by them into the public markets without registration (except for affiliates of a shell company as discussed in the following section). However, those persons who are affiliates of the acquirer, and those who become affiliates of the acquirer after the acquisition, will still be subject to the Rule 144 resale conditions generally applicable to affiliates, including the adequate current public information requirement, volume limitations, manner-of-sale requirements for equity securities, and, if applicable, a Form 144 filing.

Application of Rule 145 to Shell Companies

Public resales of securities acquired by affiliates of acquirers and target companies in business combination transactions involving shell companies will continue to be subject to restrictions imposed by Rule 145. If the business combination transaction is not registered under the Securities Act, then the affiliates must look to Rule 144 to resell their securities (with the additional Rule 144 conditions applicable to shell company securities). If the business combination transaction is registered under the Securities Act, then affiliates of the acquirer and target company may resell the securities acquired in the transaction, subject to the following conditions:

●	The issuer must meet all of the conditions applicable to shell companies under Rule 144;
●
After 90 days from the date of the acquisition, the affiliates may resell their securities subject to Rule 144’s volume limitations, adequate current public information requirement, and manner-of-sale requirements;

●
After six months from the date of the acquisition, selling security-holders who are not affiliates of the acquirer may resell their securities subject only to the adequate current public information requirement of Rule 144; and

●	After one year from the date of the acquisition, selling security-holders who are not affiliates or the acquirer may resell their securities without restriction.

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity. We cannot guarantee however that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

WE WILL NOT DECLARE DIVIDENDS

We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the commencement of new business operations that future management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

WE MOST LIKELY WILL ISSUE ADDITIONAL SECURITIES IN CONJUNCTION WITH A BUSINESS OPPORTUNITY WHICH WILL RESULT IN A DILUTION OF PRESENT SHAREHOLDER OWNERSHIP

Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of April 23, 2010, we have 758,386 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

PRINCIPAL STOCKHOLDER MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE HIS SHARES OF COMMON STOCK.

In order to provide control of the Company to third party, our principal stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized for the Company to repurchase shares of common stock held by such principal stockholder. As a result of such transaction, our management, principal stockholder(s) and Board of Directors may change.

WE ARE REQUIRED TO COMPLY WITH PENNY STOCK RULES WHICH MAY LIMIT THE SECONDARY TRADING MARKET FOR OUR SECURITIES

Our securities will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock", the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

NONE.

I TEM 2.  PROPERTIES

Sabre Industrial shares office space with its officer and director at 330 Clematis Street, Suite 217, West Palm Beach, Florida 33401.  The Company does not have a lease and the Company pays no rent for the space. The Company does not own any properties nor does it lease any properties.  The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

ITEM 3.  LEGAL PROCEEDINGS

On August 14, 2007, in its Court Order, the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida granted the application of Century Capital Partners, LLC to have a receiver appointed. The Court appointed Brian T. Scher, Esquire as receiver of the Company.  The Court Order appointing Receiver empowered Mr. Scher to evaluate our financial status, to determine whether there are any options for corporate viability that could benefit our shareholders, to reinstate our corporation with the Florida Secretary of State, and to obtain copies of our shareholder records from our transfer agent.

Mr. Michael Anthony is the sole member of Century Capital Partners.

Under Mr. Scher’s receivership, and with funds supplied by Century Capital Partners, the Company reinstated its corporate charter and paid all past due franchise taxes; paid down the outstanding debt with the transfer agent; and made an analysis of the Company’s debts and potential for viability as a merger candidate.  In addition, after acting as the sole temporary officer and director, on October 1, 2007, Mr. Scher appointed Michael Anthony as our sole Director, President, Secretary and Treasurer.

On October 1, 2007, following the submittal of reports by Mr. Scher; the Court discharged the receiver and returned the Company to the control of its Board of Directors.

Sabre Industrial’ officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By consent of the majority shareholder, effective March 26, 2010 the Company changed its name to Sabre Industrial, Inc., and enacted a 1:75 reverse split of its outstanding common stock

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the over the counter pinksheets under the symbol "SBRD". Such trading of our common stock is limited and sporadic. To the best knowledge of the Company, there has been no active trading activity for approximately the past two years.

According to records of the Company's transfer agent, the Company had approximately 1087 holders of Common Stock of record as of April 23, 2010. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The following table sets forth the high and the low sale prices of the Company's equity securities during the fiscal quarters in the years ended March 31, 2009 and 2010.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Closing Bids

	HIGH	LOW
Quarter end March 31, 2010	$.225	$.007
Quarter end December 31, 2009	$.004	$.00175
Quarter end September 30, 2009	$.00475	$.00075
Quarter end June 30, 2009	$.004	$.00050

Quarter end March 31, 2009	$.001	$.0013
Quarter end December 31, 2008	$.009	$.001
Quarter end September 30, 2008	$.007	$.002
Quarter end June 30, 2008	$.004	$.0015

At the time of filing of this Form 10-K, there is no common stock that is subject to outstanding options or warrants to purchase common equity.  At the time of filing this Form 10-K there are 10,000 shares of Series A Preferred Stock outstanding of which each share is convertible into 10,000 shares of common stock at the option of the holder.

It is the position of the Securities and Exchange Commission, in a No Action Letter to OTC Compliance at the NASD, dated January 21, 2000, that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a blank check company, and that securities issued by a blank check company to promoters and affiliates, and their transferees, can only be resold through registration under the Act. Promoters and affiliates of a blank check company will be considered underwriters under the Securities Act when reselling the securities of a blank check company. At present, the Company is a development stage company with no revenues and has no specific business plan or purpose. The Company's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a blank check company.

Effective February 15, 2008, the Securities and Exchange Commission codified this position in new Rule 144(i).  Rule 144(i) provides that the safe harbor found in Rule 144 is not available for the resale of securities initially issued by an issuer that has no or nominal operations and no or nominal assets or assets consisting solely of cash or cash equivalents or any amount of assets consisting of cash or cash equivalents and nominal other assets.  In accordance with Rule 144(i), Rule 144 is not available for the re-sale of our securities initially issued while we were a shell company.

The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

Sabre Industrial is not and is not proposing to publicly offer any securities at this time.

From time-to-time the Company may grant options or warrants, or promise registration rights to certain shareholders. The Company has no control over the number of shares of its common stock that its shareholders sell. The price of the Company's stock may be adversely affected if large amounts are sold in a short period.

The Company's shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

The following is a list of unregistered securities sold by the Company within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

In exchange for an aggregate capital investment of $8,700 by Century Capital Partners on or near October 1, 2007 Sabre Industrial issued to Century Capital Partners (and Corporate Services International, Inc.) 10,000,000 shares (133,334 post split) of its common stock representing approximately 20.53% of its common stock outstanding on that date.  The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the shareholders meeting. On February 23, 2010 Century Capital Partners transferred these shares to Corporate Services International.

In exchange for an aggregate capital investment of $8,700 by Corporate Services International (and Century Capital Partners) on or near January 21, 2008 Sabre Industrial issued to Corporate Services International 1,298,006 shares (17,307 post split) of its common stock representing approximately 2.6% of its common stock outstanding on that date.  The funds were used to pay ongoing administrative expenses.  Mr. Michael Anthony is the sole officer and director of Corporate Services International, Inc.

On or near May 15, 2008, Corporate Services International, Inc. agreed to contribute $25,000 as paid in capital to Sabre Industrial, the entire amount of which was paid to Sabre Industrial on February 19, 2009. This capital contribution is separate from and in addition to the $8,258 capital contributions previously made by Century Capital Partners and Corporate Services International.  Sabre Industrial has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company’s business plan as described herein. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.

ITEM 6.  SELECTED FINANCIAL DATA

This Item is not applicable to Sabre Industrial as it is a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

OVERVIEW

Effective March 31, 2007, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet.  The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors.  The Company, as approved by its Board of Directors, elected to state its March 31, 2007, balance sheet as a “quasi reorganization”, pursuant to ARB 43.  These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital.  From April 1, 2007 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At March 31, 2009, we had $24,898 of cash assets. At March 31, 2009 the Company had current liabilities of $29,830; $13,258 of which was due to related parties. At March 31, 2010, we had $12,372 of cash assets. At March 31, 2010 the Company had current liabilities of $30,005; $13,258 of which was due to related parties.

We have had no revenues in the years ended March 31, 2009 or 2010.  Our operating expenses for the year end March 31, 2010 were $36,651 and for the year end March 31, 2009 were $38,719, comprised of general and administrative expenses.  Accordingly, we had a net loss of 36,651 and a net loss per share of $0.05 for the year end March 31, 2010 and a net loss of $38,719 and a net loss per share of $0.05 for the year end March 31, 2009.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Management related parties have invested $33,700 into the Company in exchange for 150,641 post split shares of common stock and 10,000 shares of Series A Preferred Stock.  In addition, management has loaned the Company $13,258 for ongoing expenses.  While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of March 31, 2010 the Company had current liabilities of $30,005 of which $13,258 is due to related parties.  Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.  In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $21,600 respectively for the years 2009 and 2010. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the twelve-month periods ended March 31, 2009 and 2010. The total of these expenses of $24,000 for each year and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business.  The Company has limited liquidity or capital resources. As of March 31, 2010, the Company had a cash balance of $12,372.  In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

Sabre Industrial currently plans to satisfy its cash requirements for the next 12 months though it’s current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Sabre Industrial currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

Sabre Industrial will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

There are no limitations in the certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of capital stock to effect a business combination. The Company's limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment.  The Company does not expect to hire any employees during the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Sabre Industrial, Inc.,(f/k/a Environmental Digital Services, Inc.)
West Palm Beach, Florida

I have audited the accompanying balance sheets of Sabre Industrial, Inc., (f/k/a Environmental Digital Services, Inc.) as of March 31 2010 and 2009 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sabre Industrial, Inc., (f/k/a Environmental Digital Services, Inc.) as of March 31, 2010 and 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

Discussed in the notes and effective March 31, 2007, the Company executed a plan of quasi-reorganization and restatement of accounts.

April 23, 2010

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL

Sabre Industrial, Inc.
(f/k/a Environmental Digital Services, Inc.)
Balance Sheet

	March 31,	March 31,
	2010	2009

Assets
Current assets
Cash	$12,372	$24,898
Prepaid expenses	0	0
Total current assets	12,372	24,898

Total Assets	$12,372	$24,898

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$16,747	$16,622
Accrued expenses	0	0
Due to related parties	13,258	13,258
Total current liabilities	30,005	29,880

Stockholders' Deficiency:
Preferred "A" stock-10,000 issued & outstanding	25,000	25,000
Common stock-300,000,000 authorized $001 par value
758,386 shares issued & outstanding	758	758
Additional paid-in capital	106,644	82,644
Deficit accumulated since quasi reorganization March. 31, 2007	(150,035)	(113,384)
Total Stockholders' Deficiency	(17,633)	(4,982)

Total Liabilities & Stockholders' Deficiency	$12,372	$24,898

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sabre Industrial, Inc.
(f/k/a Environmental Digital Services, Inc.)
Statement of Operations
Years Ended March 31,

	2010	2009

Revenue	$0	$0

Costs & Expenses:
General & administrative	36,651	38,719
Interest	0	0
Total Costs & Expenses	36,651	38,719

Loss from continuing operations before income taxes	(36,651)	(38,719)
Income taxes	0	0

Net Loss	$(36,651)	$(38,719)

Basic and diluted per share amounts:
Continuing operations	$(0.05)	$(0.05)
Basic and diluted net loss	$(0.05)	$(0.05)

Weighted average shares outstanding (basic & diluted)	758,386	758,386

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sabre Industrial, Inc.
(f/k/a Environmental Digital Services, Inc.)
Statement of Cash Flows
Years Ended March 31,

	2010	2009

Cash flows from operating activities:
Net Loss	$(36,651)	$(38,719)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	24,000	34,000
Expenses paid by related parties	0	1,562
Increase (decrease) in accounts payable & accrued expenses	125	3,055
Cash used by operating activities:	(12,526)	(102)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	0	25,000
Cash generated by financing activities	0	25,000

Change in cash	(12,526)	24,898
Cash-beginning of period	24,898	0
Cash-end of period	$12,372	$24,898

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sabre Industrial, Inc.
(f/k/a Environmental Digital Services, Inc.)
Statement of Stockholders' Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid-in capital	Subscriptions Receivable	Deficit Accumulated since quasi reorganization March 31, 2007
Balance at March 31, 2008			758,386	758	58,644	0	(74,665)
Fair value of services provided by related party					24,000
Shares issued for cash	10,000	25,000
Net Loss							(38,719)
Balance at March 31, 2009	10,000	$25,000	758,386	$758	$82,644	$0	$(113,384)
Fair value of services provided by related party					24,000
Net Loss							(36,651)
Balance at March 31, 2010	10,000	$25,000	758,386	$758	$106,644	$0	$(150,035)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SABRE INDUSTRIAL, INC.
(F/K/A ENVIRONMENTAL DIGITAL SERVICES, INC.)
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
March 31, 2010

The Company

Organizational Background: Sabre Industrial, Inc., (the “We”; “Company” or "Sabre"), was originally incorporated on July 25, 1996 in Florida as Environmental Digital Services, Inc for the purpose of engaging in business as a provider of electronic monitoring hardware and Internet based processing for underground petroleum storage tanks. In August 2001, the State of Florida administratively dissolved us for not maintaining proper filings with the state and not paying its franchise tax fees. On July 17, 2008 we re-domiciled to Delaware and subsequently changed our name to Sabre Industrial, Inc. In 2004 we ceased operations and have not engaged in any material business operations since that time.

15th Judicial Circuit Palm Beach County, Florida Proceedings: On August 14, 2007, in its Court Order, the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida granted the application of Century Capital Partners, LLC to appoint a receiver. The Court Order appointing Receiver empowered the receiver to evaluate our financial status, to determine whether there are any options for corporate viability that could benefit our shareholders, to reinstate our corporation with the Florida Secretary of State, and to obtain copies of our shareholder records from our transfer agent. Under the receivership, and with funds supplied by Century Capital Partners, the Company reinstated its corporate charter; paid all past due franchise taxes and settled all outstanding debts with the transfer agent.  In addition, on October 1, 2007, the receiver, appointed Michael Anthony as our temporary sole Director, President, Secretary and Treasurer.

On October 1, 2007, following the submittal of detailed reports by the receiver, the Court discharged the receiver and returned the Company to the control of its Board of Directors.

Basis of Presentation: Effective March 31, 2007, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet.  The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors.  The Company, as approved by its Board of Directors, elected to state its April 1, 2007, balance sheet as a “quasi reorganization”, pursuant to ARB 43.  These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital.  From April 1, 2007 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

The accounts of any former subsidiaries were not included and have not been carried forward.

Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment  New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2010 and 2009, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred March 31, 2008.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after March 31, 2007. We are not under examination by any jurisdiction for any tax year. At March 31, 2010 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on January 1, 2010. SFAS 165 affects disclosures only.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

SABRE INDUSTRIAL, INC.
(F/K/A ENVIRONMENTAL DIGITAL SERVICES, INC.)
NOTES TO FINANCIAL STATEMENTS

 March 31, 2010

1.   Recent Court Proceedings:

On August 14, 2007, in its Court Order, the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida granted the application of Century Capital Partners, LLC to appoint a receiver. On October 1, 2007, following the submittal of detailed reports by the receiver the Court discharged the receiver and returned the Company to the control of its Board of Directors.

On March 28, 2008 after proper notice to all shareholders, the Company held an annual meeting for the purposes of the election of directors.  At the meeting, Michael Anthony was elected the sole Director.  Immediately following the shareholder meeting, Michael Anthony was appointed President, Secretary and Treasurer.

Resultant Change in Control: In connection with the Order and subsequent shareholder meeting, Michael Anthony became our sole director and President on March 28, 2008.

In exchange for an aggregate capital investment of approximately $8,700 by Century Capital Partners and Corporate Services International, Inc. on January 23 2008 we issued 133,333 common shares to Century Capital Partners and 17,307 common shares to Corporate Services International, Inc. representing approximately 25.96% of our common stock outstanding on that date.  The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the shareholders meeting.
.
Mr. Anthony is the managing member of Century Capital partners and has sole voting and dispositive control. Corporate Services International is a company in which our director, Michael Anthony, is a controlling shareholder.

2. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2005 considered available to reduce future income taxes were reduced or eliminated through our recent  change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $ 7,800 resulting in deferred tax assets of $2,700. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

3. Commitments:

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

        Reverse Stock Split

On February 18, 2010 we declared a reverse split of our common stock. The formula provided that every seventy-five (75) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 100 shares. The reverse stock split was effective March 26, 2010 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred March 31, 2008.

         Common Stock

We are currently authorized to issue up to 300,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

January 23, 2008, in exchange for approximately $12,000 of combined capital investments by Century Capital Partners and Corporate Services International, we issued 150,641 shares of restricted $.001 par value common stock . Mr. Anthony is the managing member of CCP and has sole voting and dispositive control and is a controlling shareholder of Corporate Services International.

         Preferred Stock

We are currently authorized to issue up to 10,000,000 shares of $ 0.001 preferred stock. Effective April 1, 2007 the board of directors approved  the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

On April 11 2008 we designated 10,000 shares of Series “A” preferred stock. The Series “A” allows voting rights in a ratio of 1:10,000 over the common. Each share of the Series A is convertible in to 10,000 shares of common at the discretion of the holder.

On May 15, 2008, Corporate Services International, Inc. agreed to contribute $25,000 in exchange for 10,000 shares of the Series “A” preferred stock. We have agreed to use these funds to pay the costs and expenses necessary to revive our business and implement the Company’s business plan. Such expenses include, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

Corporate Services International, Inc. is a business consulting company of which Michael Anthony is the sole shareholder, officer and director.There are no employee or non-employee option grants.

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by affiliates prior to the establishment of a bank account. Such items totaled $3,258 at March 31, 2010 and 2009 respectively.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $21,600 respectively for the years 2010 and 2009. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the twelve-month periods ended March 31, 2010 and 2009. The total of these expenses of $24,000 for each year and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony’s spouse) were valued at $10,000 andwas unpaid at March 31, 2010

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

ITEM 9A(T).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of Sabre Industrial, Inc. to establish and maintain a system for internal controls over financial reporting such that Sabre Industrial, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the “Exchange Act”).  Michael Anthony is the Company’s chief executive officer and chief financial officer.  The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available.  As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act.  After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2010, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Position	Executive Officer And Director Since

Michael Anthony	44	Chief Executive Officer, President, Secretary, Treasurer, Director	October 1, 2007

Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified.  Officers are not elected for a fixed term of office but hold office until their successors have been elected.  Mr. Anthony is not a party to any arrangement or understanding pursuant to which he was or is to be elected as a director.

Mr. Anthony, age 44, has been an officer and director of the Company since October 1, 2007. Mr. Anthony is the sole officer and director of Corporate Services International, Inc. and is the sole member of Century Capital Partners, LLC. Mr. Anthony utilizes both entities to conduct business affairs, including, but not limited to, making capital investments in corporate entities such as Sabre Industrial and offering consulting services and advise to corporate entities.

In addition, since November 2004, Mr. Anthony has been President and CEO of Union Equity, Inc. and its wholly owned subsidiary Home Sales 24/7, Inc.  Union Equity, Inc. is an Internet based real estate marketing firm and holding company.

On or about July 15, 2005 Mr. Anthony became an officer and director of Ubrandit.com, Inc. a reporting blank check company and resigned his position on October 31, 2006.  On or about July 30, 2006 Mr. Anthony became an officer and director of Standard Commerce, Inc. a reporting blank check company and resigned his position on August 24, 2007.  On or about March 15, 2007, Mr. Anthony became an officer and director Apogee Robotics, Inc. a reporting blank check company and resigned his position on March 31, 2008. On or about May 25, 2007, Mr. Anthony became an officer and director or Aim Smart Corporation, a reporting blank check company and resigned his position on April 24, 2008.  On or about July 2, 2007, Mr. Anthony became an officer and director of Diversified Opportunities, Inc., a reporting blank check company and resigned his position on May 30, 2008.  On or about April 12, 2007, Mr. Anthony became an officer and director of Econometrics, Inc., a reporting blank check company and resigned his position on January 10, 2009. On or about September 5, 2007, Mr. Anthony became an officer and director of Dover Glen, Inc., a reporting blank check company and resigned his position on December 16, 2008.  On or about October 12, 2007, Mr. Anthony became an officer and director of Highland Ridge, Inc., a reporting blank check company and resigned his position on January 13, 2010.  On or about October 7, 2007, Mr. Anthony became an officer and director of Ravenwood Bourne, Ltd., a reporting blank check company and resigned his position on April 5, 2010.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end March 31, 2010, all Section 16(a) forms were filed.

CODE OF ETHICS

Sabre Industrial has not adopted a code of ethics.  Sabre Industrial is a shell company with one officer and director and no employees.  The primary functions of a code of ethics include internal reporting and adherence to the code, compliance with government rules and regulations including the reporting requirements under the Exchange Act and the honest and ethical handling of actual or apparent conflicts of interest.  As a shell company, with one officer and director, the functions of the code of ethics are properly met without the need of a formal document.

ITEM 11.  EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal period ended March 31, 2010 or 2009 by Sabre Industrial. Sabre Industrial has no employment agreement with any of its officers and directors.  Sabre Industrial has no employees and no compensation committee.

The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2010

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SH)	EXPIRATION DATE
NONE

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

NAME	ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FY-END (#)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
NONE

COMPENSATION OF DIRECTORS

Sabre Industrial directors are not compensated for their services as directors of the Company.

EMPLOYMENT CONTRACTS

We do not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

The company has made no Long Term Compensation payouts (LTIP or other)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Sabre Industrial does not have an equity compensation plan.

The following table sets forth, as of April 23, 2010 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding capital stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner	Common Shares	Percentage (1)	Preferred Stock (3)	Percentage

Michael Anthony(2)	150,641	19.86%	10,000	100%
Officers and directors as a group (1 persons)	150,641	19.86%	10,000	100%

5% shareholders:

H. Glenn Bagwell	46,669	16.25%
James P. Crehan (deceased)	53,334	14.22%
______________________
(1) Based on 758,386 shares of common stock outstanding as of April 23, 2010.

(2) Held by Corporate Services International, Inc., a private services corporation for which Michael Anthony is the sole officer, director and shareholder

(3) Held by Corporate Services International, Inc., a private services corporation for which Michael Anthony is the sole officer, director and shareholder.  Each share of Series A Preferred Stock is convertible into 10,000 shares of common stock at the option of the Holder and carries voting rights of 10,000 to one on all matters submitted to stockholders for a vote.

There are no arrangements which may result in a change in control of Sabre Industrial.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last three years, to the knowledge of the Company, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Company was or is a party. Transactions in this context relate to any transaction which exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last three completed fiscal years.

Laura Anthony, Esquire is corporate and securities counsel to the Company.  Laura Anthony is Michael Anthony’s wife.  Ms. Anthony’s total legal fees for the year ending March 31, 2010 were $10,000.

Sabre Industrial does not have any outside directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The Company was billed a total of $4,450 for the fiscal year ended March 31, 2010 and $5,000 for 2009 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our annual report.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended March 31, 2009 and 2010. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal year ended March 31, 2010. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Michael F. Cronin, CPA as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's financial statements for the fiscal years ended March 31, 2010 and 2009 are attached hereto as F-1 through F-

EXHIBITS

NUMBER	DESCRIPTION

2.1	Agreement of Merger, dated July 1, 2008*

2.1.2	Articles of Merger, Florida*

2.1.3	Certificate of Merger, Delaware*

3.1.1	Articles of Incorporation dated July 25, 1996*

3.1.2	Certificate of Incorporation – Delaware, dated September 18, 2007*

3.1.3	Articles of Amendment – Florida, dated April 4, 2008*

3.1.4	Articles of Amendment – Florida, dated April 10, 2008*

3.1.5	Certificate of Amendment – Delaware, dated April 11, 2008*

3.1.6	Certificate of Amendment – Delaware, dated Feb. 19, 2010*

3.2	Amended and Restated By-Laws – Florida*

3.2.1	By-Laws – Delaware*

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*    Previously filed with the Company’s Form 10 filed on March 9, 2010

REPORTS ON 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE INDUSTRIAL, INC.

Date: April 23, 2010	By:	/s/ Michael Anthony
Name: Michael Anthony
Title: Chief Executive Officer