Form 10-Q
period 2010-06-30
Sabre Industrial, Inc.
filed 2010-08-16
CIK 1103120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

[ _]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:  000 – 53905

SABRE INDUSTRIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1714523
(State or other	(IRS Employer Identification No.)
of incorporation or organization)

330 Clematis Street, Suite 217, West Palm Beach, FL	33401
(Address of principal executive offices)	(zip code)

(800) 341-2684
 (Registrant’s telephone number, including area code)

________________________________
 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [X]  No [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
           Yes [_]                      No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 16, 2010, there were 100,758,543 shares of the Registrant's Common Stock outstanding.

SABRE INDUSTRIAL, INC.
For The Quarterly Period Ended June 30, 2010

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE   RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE  EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

Sabre Industrial, Inc.
(f/k/a Environmental Digital Services, Inc.)
Balance Sheet
	June 30.	March 31,
	2010	2010
	(unaudited)

Assets
Current assets
Cash	$10,375	$12,372
Prepaid expenses	0	0
Total current assets	10,375	12,372

Total Assets	$10,375	$12,372

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$16,747	$16,747
Accrued expenses	0	0
Due to related parties	13,258	13,258
Total current liabilities	30,005	30,005

Stockholders' Deficiency:
Preferred "A" stock-10,000 issued & outstanding	0	25,000
Common stock-300,000,000 authorized $001 par value 100,758,386 shares issued & outstanding	100,758	758
Additional paid-in capital	37,644	106,644
Deficit accumulated since quasi reorganization March. 31, 2007	(158,032)	(150,035)
Total Stockholders' Deficiency	(19,630)	(17,633)

Total Liabilities & Stockholders' Deficiency	$10,375	$12,372
See notes to unaudited interim financial statements.

Sabre Industrial, Inc.
(f/k/a Environmental Digital Services, Inc.)
Statement of Operations
(unaudited)
Three Months Ended June 30,

	2010	2009

Revenue	$0	$0

Costs & Expenses:
Depreciation & Amortization	0	0
General & administrative	7,997	6,000
Interest	0	0
Total Costs & Expenses	7,997	6,000

Loss from continuing operations before income taxes	(7,997)	(6,000)

Income taxes	0	0

Net Loss	$(7,997)	$(6,000)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	38,121,023	758,386
See notes to unaudited interim financial statements.

Sabre Industrial, Inc.
(f/k/a Environmental Digital Services, Inc.)
Statement of Cash Flows
(unaudited)
Three Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net Loss	$(7,997)	$(6,000)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	6,000	6,000
Cash used by operating activities:	(1,997)	0

Cash flows from financing activities:
Proceeds from issuance of preferred stock	0	0
Cash generated by financing activities	0	0

Change in cash	(1,997)	0
Cash-beginning of period	12,372	25,000
Cash-end of period	$10,375	$25,000
See notes to unaudited interim financial statements.

Sabre Industrial, Inc.
(f/k/a Environmental Digital Services, Inc.)
Statement of Stockholders' Deficiency
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid-in capital	Deficit Accumulated since quasi reorganization March 31, 2007
Balance at March 31, 2008			758,386	758	58,644	(74,665)
Fair value of services provided by related party					24,000
Shares issued for cash	10,000	25,000
Net Loss						(38,719)
Balance at March 31, 2009	10,000	$25,000	758,386	$758	$82,644	$(113,384)
Fair value of services provided by related party					24,000
Net Loss						(36,651)
Balance at March 31, 2010	10,000	$25,000	758,386	$758	$106,644	$(150,035)
Conversion of Preferred	(10,000)	(25,000)	100,000,000	100,000	(75,000)
Fair value of services provided by related party					6,000
Net Loss						(7,997)
Balance at June 30, 2010	0	0	100,758,386	$100,758	$37,644	$(158,032)
See notes to unaudited interim financial statements.

SABRE INDUSTRIAL, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation:

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our March 31, 2010 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month period ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.   Recent Court Proceedings:
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

In exchange for an aggregate capital investment of approximately $8,700 by Century Capital Partners and Corporate Services International, Inc. on January 23, 2008 we issued 133,333 common shares to Century Capital Partners and 17,307 common shares to Corporate Services International, Inc. representing approximately 25.96% of our common stock outstanding on that date.  The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting the shareholders meeting.

Mr. Anthony is the managing member of Century Capital Partners and has sole voting and dispositive control. Corporate Services International is a company in which our director, Michael Anthony, is a controlling shareholder.

3.  Earnings/Loss Per Share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred March 31, 2008.

4.  New Accounting Standards:

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements..

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements

5.  Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $3,258 at June 30, 2010.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month and which totaled $5,400 for the three-month periods ended June 30, 2010 and 2009. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the respective three-month periods ended June 31, 2010 and 2009. The total of these expenses was $6,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Legal services previously provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony’s spouse) were valued $10,000 and remains unpaid at June 30, 2010.

In May, 2010, Corporate Services International, Inc. converted its 10,000 shares of Series A Preferred Stock into 100,000,000 shares of common stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Background and History

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

Sabre Industrial has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter end June 30, 2010 Sabre Industrial had a cash balance of $10,375. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the '34 Act. Nevertheless, the officer and director of Sabre Industrial has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

The Officer of Sabre Industrial has some experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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

SABRE INDUSTRIAL IS A BLANK CHECK COMPANY

At present, Sabre Industrial is a blank check company with no revenues and has no specific business plan or purpose. Sabre Industrial's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Sabre Industrial is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company.  Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger.  In addition, the registrant is required to file a post effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger.  The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger.  Sabre Industrial has no current plans to engage in any such offerings.

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

ACQUISITION OF OPPORTUNITIES

Management owns 100,150,641 shares of common stock and accordingly management controls 99% of the total issued and outstanding shares of Sabre Industrial. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010
COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Revenues

The Company had no revenues for either the three months ended June 30, 2010 or the three months ended June 30, 2009.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $7,997 compared to $6,000 for the three months ended June 30, 2009.  As a shell company operating expenses are limited and include items such as transfer agent fees, accounting fees, and EDGARization costs.

Loss From Operations

Loss from operations for the three months ended June 30, 2010 was $7,997 compared to $6,000 for the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010 we had cash assets of $10,375 which also reflects our total assets.  While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of June 30, 2010 the Company had current liabilities of $16,747 of which $13,258 is due to related parties.  Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.  In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month and which totaled $5,400 for the three-month periods ended June 30, 2010 and 2009. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the respective three-month periods ended June 31, 2010 and 2009. The total of these expenses was $6,000 for each period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of Sabre Industrial, Inc. to establish and maintain a system for internal controls over financial reporting such that Sabre Industrial, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the “Exchange Act”).  Michael Anthony is the Company’s chief executive officer and chief financial officer.  The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available.  As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act.  After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2010, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

none

Item 3. Defaults Upon Senior Securities

none

Item 4. (Removed and Reserved).

Item 5. Other Information

none

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:  /s/ Michael Anthony
Name: Michael Anthony
Title: Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Director
Date: August 16, 2010