Form 10-Q
period 2010-09-30
Sabre Industrial, Inc.
filed 2010-11-15
CIK 1103120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________

Commission File Number 000-53905

SABRE INDUSTRIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1714523
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Linpan Industrial Park,
Linyi County, Shandong Province, P.R. China  570216
(Address of principal executive offices)  (Zip Code)

+86-534-5054799 (China)
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  61,749,618 shares of Common Stock, $.001 par value, were outstanding as of November 3, 2010.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements.	2
	Condensed Consolidated Balance Sheets As of September 30, 2010 and December 31, 2009 (Unaudited)	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Income For the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	F-2
	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4.	Controls and Procedures.	11
PART II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		14
Exhibits/Certifications		15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on September 24, 2010.

The results of operations for the three-month period and nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

SABRE INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$411,069	$3,731,802
Accounts receivable, net of allowance for doubtful accounts of $0 as of
September 30, 2010 and December 31, 2009, respectively	3,710,354	505,464
Inventories	3,358,687	569,886
Total Current Assets	7,480,110	4,807,152

Plant and equipment, net of accumulated depreciation of $2,424,575 and $1,675,766
as of September 30, 2010 and December 31, 2009, respectively	17,008,324	16,836,710
Restricted assets	-	808,564
Deferred tax assets	-	71,158
Intangible asset, net	1,426,942	1,419,029

Total Assets	$25,915,376	$23,134,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$-	$6,581,642
Accounts payable and accrued expense	1,219,287	3,835,656
Advances from customers	283,663	-
Taxes payable	2,698,067	91,834
Due to related parties	4,350,389	371,106
Total Current Liabilities	8,551,406	10,880,238

Stockholders' Equity:
Preferred stock, Series B - $0.001 par value, 1,000 authorized, 0 shares
issued and outstanding	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized,
126,857,289 and 125,107,671 shares issued and outstanding)	126,858	125,108
Additional paid-in capital	11,012,045	11,033,425
Statutory surplus reserves	482,389	-
Retained earnings (accumulated deficit)	4,043,460	(264,851)
Accumulated other comprehensive income	1,699,218	1,360,129
Total Stockholders' Equity	17,363,970	12,253,811

Total Liabilities and Stockholders' Equity	$25,915,376	$23,134,049

See notes to unaudited consolidated financial statements

SABRE INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$18,525,985	$3,798,568	$32,869,038	$9,861,691
Cost of goods sold	14,432,621	2,719,463	26,141,747	7,528,546
Gross profit	4,093,364	1,079,105	6,727,291	2,333,145

Operating expenses:
General and administrative expenses	121,943	83,781	331,690	197,340
Selling expenses	42,010	730	66,356	5,426
Total operating expenses	163,953	84,511	398,046	202,766

Income from operations	3,929,411	994,594	6,329,245	2,130,379

Other income (expense):
Interest expense	(3,328)	(154,180)	(189,788)	(742,700)
Interest income	5,519	44,177	149,983	286,484
Other (expense) income	46,161	15,971	98,147	226,873
Total other income (expenses)	48,352	(94,032)	58,342	(229,343)

Income before income taxes	3,977,763	900,562	6,387,587	1,901,036
Income taxes expense (benefit)	997,912	237,739	1,596,887	442,884
Net income	2,979,851	662,823	4,790,700	1,458,152

Other comprehensive income:
Unrealized foreign currency translation adjustment	280,664	15,971	339,089	26,660

Comprehensive income	$3,260,515	$678,794	$5,129,789	$1,484,812

Earnings per share - basic and diluted:
Net income attributable to Sabre Industrial, Inc.
common shareholders	$2,979,851	$662,823	$4,790,700	$1,458,152

Weighted-average shares outstanding, basic	125,430,970	125,107,671	125,216,622	125,107,671
Weighted-average shares outstanding, diluted	125,430,970	125,107,671	125,216,622	125,107,671
Earnings per share, basic	$0.02	$0.01	$0.04	$0.01
Earnings per share, diluted	$0.02	$0.01	$0.04	$0.01

See notes to unaudited consolidated financial statements

SABRE INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,790,700	$1,458,152
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	722,799	376,915
Changes in operating assets and liabilities:
Accounts receivable	(3,138,953)	(388,453)
Advances to suppliers	-	(1,616,741)
Inventories	(2,728,772)	(1,328,373)
Restricted assets	-	-
Deferred tax assets	71,376	442,884
Accounts payables and accrued expense	(2,668,523)	185,243
Taxes payable	2,559,127	227,535
Other payables	-	3,108,084
Advances from customers	278,740	-
Total adjustments	4,904,206	1,007,094
Net cash (used in) provided by operating activities	(113,506)	2,465,246

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(268,727)
Purchase of plant and equipment	(526,671)	-
Net cash used in investing activities	(526,671)	(268,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	-	6,284,244
Repayments to short-term loans	(6,601,725)	(13,591,504)
Due to related parties	3,902,649	1,154,407
Due from related parties	-	9,230,564
Net cash (used in) provided by financing activities	(2,699,076)	3,077,711

NET (DECREASE) INCREASE IN CASH	3,339,253	5,274,230

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,520	(27,516)

CASH, BEGINNING OF PERIOD	3,731,802	1,937,771

CASH, END OF PERIOD	$411,069	$7,184,485

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$73,670	$759,614
Income tax paid	$1,129,062	$-

See notes to unaudited consolidated financial statements

Note 1	Organization and Basis of Presentation

The consolidated financial statements include the financial statements of Sabre Industrial, Inc. (referred to herein as “Sabre”) a corporation incorporated under the laws of the State of Delaware, its subsidiaries, and variable interest entities (“VIEs”), where Sabre is deemed the primary beneficiary. Sabre, its consolidated subsidiaries and VIEs are collectively referred to herein as the “Company”, “we” and “us”.

On September 13, 2010, Dingyou Zhang, a citizen of the People’s Republic of China (the “PRC”), purchased 60,000,000 shares of common stock of Sabre from Corporate Services International, Inc. (“CSII”) (the “Zhang Stock Purchase”). The former CEO of CSII, in addition to being the majority shareholder of CSII, was the former sole director of Sabre. The Zhang Stock Purchase was for $408,000 in a private transaction whereby Sabre did not issue any shares, and will not receive any of the proceeds. Sabre, prior to, and subsequent to the Zhang Stock Purchase, was a shell corporation seeking a merger, or business combination, with an operating entity.

Prior to the Zhang Stock Purchase, and as a condition of the Zhang Stock Purchase, CSII held 40,150,641 shares of Sabre’s common stock, in addition to the aforementioned 60,000,000 shares sold in the Zhang Stock Purchase.  These 40,150,641 common shares were exchanged for 1,000 shares of Sabre’s newly authorized non-voting preferred stock, Series B Preferred Stock. The preferred shares can convert into 0.9% of the fully diluted common stock of Sabre within thirty days after Sabre files a current report on Form 8-K stating that it has ceased being a shell company. Subsequent to the Zhang Stock Purchase and the buy back of the 40,150,641 common shares held by CSII, Mr. Zhang became the majority shareholder of Sabre controlling 99% of Sabre’s 100,758,543 outstanding common shares. Prior to the Zhang Stock Purchase and the buy back of 40,150,641 common shares, Sabre had 100,758,543 common shares outstanding. On September 28, 2010, the 1,000 shares of Series B Preferred Stock issued to CSII were converted into 1,141,716 shares of common stock of Sabre.

On September 24, 2010, Sabre entered into a Share Exchange Agreement (the “Share Exchange”) with Tsingyuan Group Holding, Inc., a holding company organized under the laws of the State of Delaware (“Tsingyuan Holding”) that controls operating entities in the PRC through its direct ownership of Beijing Qingyuan (as defined below). Tsingyuan Holding was established on March 30, 2010, by Mr. Dingyou Zhang, with Mr. Zhang retaining majority ownership and control of Tsingyuan Holding. In accordance with the Share Exchange, Sabre issued 65,107,671 shares of its 300,000,000 authorized $0.001 par value common stock for 100% of the equity of Tsingyuan Holding. As a result of the Share Exchange, Tsingyuan Holding became Sabre’s wholly-owned subsidiary. Tsingyuan Holding, is a holding company for the operating VIEs who are producers of beer and malt in the People’s Republic of China (the “PRC”). Subsequent to the Share Exchange Sabre ceased being a shell company.

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a combined Tsingyuan Holding and its subsidiaries, including their VIEs’, as if the Share Exchange had been in effect retroactively for all periods presented.

On April 22, 2010, Tsingyuan Holding established is  wholly-owned subsidiary, Tsingyuan Group (HK) Co., Ltd.  (“Tsingyuan HK”), a Hong Kong limited liability company. Tsingyuan HK was established with 10,000 shares authorized, with a par value of $1 Hong Kong Dollar per share (approximately $0.13 US dollar per share). On June 17, 2010, Tsingyuan HK established Beijing Qingyuan Hengchang Consulting, Co. Ltd. (“Beijing Qingyuan”), a wholly-owned Chinese limited liability company. Beijing Qingyuan is a wholly foreign owned enterprise, or a WFOE. Beijing Qingyuan through a series of entrusted management agreements entered into on June 26, 2010, controls the business of Linyi Hengchang Brewer’s Malt Co., Ltd. (“Linyi Malt”), a PRC limited liability company established on March 3, 2004 and Shandong Qingyuan Beer Co., Ltd. (“Qingyuan Beer”), a PRC limited liability company established December 16, 2005. Linyi Malt owns 66.8% of Qingyuan Beer, the remaining 33.2% of the shareholders are relations of or similar owners of Linyi Malt. Qingyuan Beer brews and distributes beer throughout northern and eastern China. Linyi Malt is engaged in the production and distribution of brewer’s malt. The beers are commonly marketed under the trade names “QINGLIN,” “QINGYI,” and “QINGYUAN”. The controlling shareholder of Linyi Malt and Qingyuan Beer is Mr. Dingyou Zhang.

Subsequent to the Share Exchange the “Company” is referred to as the consolidation of Tsingyuan Holding, Tsingyuan HK, Beijing Qingyuan, Linyi Malt, Qingyuan Beer and Sabre, with Sabre as the legal acquirer in Share Exchange, and subsequent to the Share Exchange the parent company of the consolidated entity.

The Share Exchange acquisition will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Tsingyuan Holding and it majority shareholder Mr. Dingyou Zhang, will have effective control of Sabre. For accounting purposes, Tsingyuan Holding will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Sabre, i.e., a capital transaction involving the issuance of shares by Sabre for the shares of Tsingyuan Holding. Accordingly, the combined assets, liabilities and results of operations of Tsingyuan Holding, and its subsidiaries and VIE’s,  became the historical financial statements of Sabre at the closing of the Share Exchange, and Sabre assets (primarily cash and cash equivalents), liabilities and results of operations will be consolidated with those of Tsingyuan Holding beginning on the Share Exchange date. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction will be charged to additional paid-in capital. All professional fees and other costs associated with transaction will be charged to additional paid-in-capital.

The control that Beijing Qingyuan has over Linyi Malt and Qingyuan Beer is generally identified as an “entrusted management” business arrangement that is a result of Linyi Malt and Qingyuan Beer, together with their shareholders, having entered into a series of entrusted management agreements. The agreements provide that all economic benefits and risks arising from the operations of Linyi Malt and Qingyuan Beer are transferred to Beijing Qingyuan. Accordingly, Linyi Malt and Qingyuan Beer are commonly referred to as VIEs with respect to Beijing Qingyuan as they are deemed the primary beneficiary of these agreements. Details of the VIE Agreements are set out below in “the Entrusted Management Agreements” caption.

Tsingyuan Holding, Tsingyuan HK and Beijing Qingyuan do not own any assets or any operations, except for services Beijing Qingyuan provides to Linyi Malt and Qingyuan Beer under the aforementioned series of entrusted management agreements. The agreements are such that the operations and financial position of Linyi Malt and Qingyuan Beer, subsequent to the completion of the entrusted management agreements, were consolidated with those of Beijing Qingyuan, Tsingyuan HK and Tsingyuan Holding.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in alcohol brewery businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On June 26, 2010, to protect the Company’s shareholders from possible future foreign ownership restrictions, Linyi Malt and Qingyuan Beer entered into the entrusted management agreements with Beijing Qingyuan that provide Beijing Qingyuan will be entitled to the full guarantee for the performance of such entrusted management agreement entered into by Linyi Malt and Qingyuan Beer. Beijing Qingyuan is also entitled to receive the residual return of Linyi Malt and Qingyuan Beer.  As a result of the agreement, Beijing Qingyuan will absorb 100% of the expected gains or losses of Linyi Malt and Qingyuan Beer, which results in Beijing Qingyuan being the primary beneficiary of Linyi Malt and Qingyuan Beer.

Beijing Qingyuan also entered into share pledge agreements with the principal shareholders of Linyi Malt and Qingyuan Beer (the “Principal Shareholders”), who pledged all their equity interest in these entities to Beijing Qingyuan. The share pledge agreements, which were entered into by Principal Shareholders, pledged each of the Principal Shareholders’ equity interest in Linyi Malt and Qingyuan Beer as a guarantee for the entrustment payments under the entrusted management agreements.

In addition, Beijing Qingyuan entered into option agreements to acquire the Principal Shareholders’ equity interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company consolidates the VIEs, Linyi Malt and Qingyuan Beer, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIEs. The profits and losses of the Company are allocated based upon the entrusted management agreements.

The following are brief  description of entrusted management agreements entered by Beijing Qingyuan and each of Linyi Malt and Qingyuan Beer:

(1) Exclusive Technical Service and Business Consulting Agreement - The Exclusive Technical Service and Business Consulting Agreement, provides that Beijing Qingyuan will be fully and exclusively responsible for the management of Linyi Malt and Qingyuan Beer. As consideration for such services, Linyi Malt and Qingyuan Beer have agreed to pay Beijing Qingyuan a management fee during the term of this agreement in an amount equal to Linyi Malt’s and Qingyuan Beer’s estimated earnings before income tax. In addition, Beijing Qingyuan will assume all operating risks related to Linyi Malt and Qingyuan Beer and will bear all losses of Linyi Malt and Qingyuan Beer. This agreement will terminate on the earliest of the following: (1) the winding up of Linyi Malt and Qingyuan Beer, or (2) the termination date determined by the parties thereto, or (3) the date on which Beijing Qingyuan completes the acquisition of Linyi Malt and Qingyuan Beer.

(2) Exclusive Option Agreement - of Linyi Malt and Qingyuan Beer and their shareholders have entered into an Exclusive Option Agreement with Beijing Qingyuan, pursuant to which Beijing Qingyuan will be entitled to acquire all of the equity shares of such companies from the current shareholders upon certain terms and conditions, or to purchase all or part of the assets and business of Linyi Malt and Qingyuan Beer, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Option Agreement also prohibits Linyi Malt and Qingyuan Beer and their shareholders from transferring any portion of their equity interests, business or assets to anyone other than Beijing Qingyuan. Beijing Qingyuan has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so, or will be permitted to do so, by applicable law at such times as it may wish to do so.

(3) Shareholders’ Voting Proxy Agreement - All the shareholders of Linyi Malt and Qingyuan Beer have executed a Shareholders’ Voting Proxy Agreement to irrevocably appoint the persons designated by Beijing Qingyuan as their proxies with the exclusive right to exercise, on their behalf, all of their rights related to their equity interests in Linyi Malt and Qingyuan Beer under the Articles of Association of such companies or applicable law, including but not limited to the right to sell or transfer all or any of their equity interests of Linyi Malt and Qingyuan Beer, and to elect the directors of Linyi Malt and Qingyuan Beer. This agreement may not be terminated prior to the completion of the acquisition by Beijing Qingyuan of all of the equity interests in, or all of the assets or business of, Linyi Malt and Qingyuan Beer.

(4) Share Pledge Agreement - Beijing Qingyuan and the shareholders of Linyi Malt and Qingyuan Beer have entered into Share Pledge Agreement, pursuant to which all such shareholders pledged all of their shares (100%) of Linyi Malt and Qingyuan Beer, as appropriate, to Beijing Qingyuan. If Linyi Malt and Qingyuan Beer or any of their respective shareholders breaches its contractual obligations in the entrusted management agreements, Beijing Qingyuan as pledgee, will be entitled to certain rights to foreclose on the pledged equity interests. Such Linyi Malt and Qingyuan Beer shareholders cannot dispose of the pledged equity interests or take any actions that would prejudice Beijing Qingyuan’s interest.

Unaudited Financial Statements

The accompanying consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2009 and 2008 financial statements. The results of operations for the three-month nine-month periods ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2010. The consolidated balance sheet as of December 31, 2009 has been derived substantially from the combined audited balance sheet of Linyi Malt and Qingyuan Beer, as included in financial statements included by the Company on Form 8-K, as filed on September 24, 2010.

Note 2	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Linyi Malt and Qingyuan Beer, as noted previously. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

The Company consists of two operating segments. One segment includes the business operations of buying and selling brewer’s malts and the other segment includes the business operations of producing and selling beers. The Company’s brands, which include “QINGLIN,” “QINGYI,” and “QINGYUAN,” are predominantly malt beverages, which are sold to the same type of customers in similar size quantities, at similar price points and through substantially the same channels of distribution. The Company’s beverage products are manufactured using similar production processes and have comparable alcohol content and constitute a single group of similar products.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains all of its bank accounts in China.  Balances at financial institutions or state-owned banks within the PRC are not covered by insurance.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. The Company has not recorded an allowance as of September 30, 2010 and December 31, 2009.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high-credit-quality financial institutions.

The Company sells primarily to independent beer distributors across the PRC. Sales to foreign customers are insignificant. Receivables arising from sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There is no individual customer accounts receivable balances outstanding at September 30, 2010 and December 31, 2009 that was in excess of 10% of the gross accounts receivable balances on those dates. No individual customer represented more than 10% of the Company’s revenues during the first nine months of 2010 and 2009 on the fiscal quarters ended September 30, 2010 or 2009.

Financial Instruments and Fair Value of Financial Instruments

Financial Account Standards Board (FASB) Account Standards Codification (ASC) 820 (formerly SFAS No. 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

• Level 1—defined as observable inputs, such as quoted prices in active markets;

• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, advances to suppliers, due from related parties, restricted assets, accounts payable and accrued expense, other payables, accrued payroll, advances from customers, taxes payable and due to related parties as of September 30, 2010 and December 31, 2009. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying value as presented due to the short maturities of these instruments and that the interest rates on these instruments approximate those that would have been available for loans of similar remaining maturities and risk profiles at respective year ends.

Inventories

Inventories consist of raw materials and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost (weighted average basis) or market. The cost elements of finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold.

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels in an effort to maximize utilization of hops on hand. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments during the three or  nine months ended September 30, 2010 and 2009.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Building and building improvements	30 years
Operation equipment	15 years
Vehicles	10 years
Electricity equipment	10 years
Office equipment and furniture	10 years

Land Use Rights

According to PRC laws, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.  The land use rights granted to the Company, located at Shandong Province, are being amortized using the straight-line method over the lease term of fifty years.

Long-lived Assets

Long-lived assets are recorded at cost and depreciated over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present. For all long-lived assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such a loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to record additional depreciation in future periods, which will reduce earnings.

Factors generally considered important which could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes that the carrying value of its long-lived assets was realizable as of September 30, 2010 and December 31, 2009.

Restricted Assets

Restricted assets represents cash held by a bank as security for bank acceptance notes and therefore is not available for the Company’s use until such time as the bank acceptance notes have been fulfilled or expired, normally within a12-month period.

Income Taxes

The Company provides for deferred taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. This results in differences between the book and tax bases of the Company’s assets and liabilities and carryforwards, such as tax credits. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are generally considered. Valuation allowances are provided to the extent deemed necessary when realization of deferred tax assets appears unlikely.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. At the beginning of fiscal 2007, the Company adopted FASB ASC Topic 740 (originally issued as Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”) and records estimated reserves for exposures associated with positions that it takes on its income tax returns in accordance with that standard. The adoption of that standard did not have a material impact on the Company’s financial statements.

Other Taxes

The Company is responsible for compliance with the State Administration of Taxation of the PRC Treasury Department (the “SAT”) regulations that include making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the SAT. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

Revenue Recognition

The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions exist: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured.

Cost of Goods Sold

The following expenses are included in cost of goods sold: raw material costs, packaging costs, costs and income related to deposit activity, purchasing and receiving costs, manufacturing labor and overhead, brewing and processing costs, inspection costs relating to quality control, inbound freight charges, depreciation expense related to manufacturing equipment and warehousing costs, which include rent, labor and overhead costs.

Shipping Costs

Costs incurred for the shipping of products to customers are on the customers’ duty. The Company did not have shipping cost included in the consolidated financial statements for the three months or nine months ended September 30, 2010 and 2009.

General and Administrative Expenses

The following expenses are included in general and administrative expenses in the accompanying consolidated statements of income: general and administrative salary and benefit expenses, utility expenses, and other general and administrative overhead costs.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is Renminbi (“RMB”). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting transaction adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

	2010	2009
	(unaudited)	(unaudited)
RMB: US$ exchange rate ended September 30, 2010 and 2009	6.6981	6.8376

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Average RMB: US$ exchange rate	6.8164	6.8425	6.7462	6.8321

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Comprehensive Income

Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange.  The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Exchange Risk

The Company cannot guarantee that the current exchange rate will remain steady. Therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of PRC Renminbi (RMB) converted to U.S. dollars on the date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of September 30, 2010. The Company did not have any material subsequent events to disclose.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements summarized below:

-
In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance~~,~~ or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU 2010-13 are not expected to have a material effect on the Company’s consolidated financial statements.

-
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)."  All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts.  ASU 2010-11 became effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010.  The provisions of ASU 2010-11 are not expected to have a material effect on the Company’s consolidated financial statements.

-
In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)."  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167.  Early application is not permitted.  The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

Note 3	Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, was $3,710,354 and $505,464 as of September 30, 2010 and December 31, 2009, respectively. The allowance for doubtful accounts as of September 30, 2010 and December 31, 2009 was $0.

Note 4	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Raw materials	$2,344,417	$244,248
Finished goods	1,014,270	325,638
	$3,358,687	$596,886

Note 5	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Building and building improvements	$6,948,292	$6,806,933
Operation equipment	12,461,581	11,682,986
Vehicles	15,684	15,364
Electricity equipment	6,775	6,637
Office equipment and furniture	567	556
	19,432,899	18,512,476
Less: accumulated depreciation	(2,424,575)	(1,675,766)
	$17,008,324	$16,836,710

The depreciation expenses related to these assets for the nine months ended September 30, 2010 and 2009 was $701,617 and $357,536, respectively, and for the three months ended September 30, 2010 was $249,052and $116,354, respectively.

Note 6	Intangible Asset

Intangible asset consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cost of land use rights	$1,513,678	$1,482,883
Less: Accumulated amortization	(86,736)	(63,854)
	$1,426,942	$1,419,029

The land use rights~~,~~ for the lands located at the Linyi County, Shandong province facility commenced in the year ended December 31, 2007, with the use right terms of forty -seven years and fifty years for certain parcels of the land.

For the nine months ended September 30, 2010 and 2009, the amortization expense was $21,182 and $19,379, respectively and for the three months ended September 30, 2010 and 2009 was $6,026 and $7,095, respectively.

Note 7	Short-term Loans

As of September 30, 2010 and December 31, 2009, the short-term loans were as follow:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Loan payable to Agricultural Bank of China, interest at 6.903% annually, due by July 15, 2010, collateralized by certain assets of the Company.	$-	$585,034
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.6642% annually, due by November 20, 2010 and repaid by June 30, 2010, collateralized by certain assets of the Company.	-	314,456
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.5742% annually, due by June 16, 2010, collateralized by certain assets of the Company.	-	731,294
Loan payable to China Construction Bank, interest at 7.31% annually, due by January 1, 2010, collateralized by certain assets of the Company.	-	438,776
Loan payable to Agricultural Bank of China, interest at 8.2305% annually, due by March 17, 2010, collateralized by certain assets of the Company.	-	1,170,070
Loan payable to Agricultural Bank of China, interest at 6.903% annually, due by March 11, 2010, collateralized by certain assets of the Company.	-	1,462,587
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.9828% annually, due by March 25, 2010, collateralized by certain assets of the Company.	-	731,294
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.9828% annually, due by January 26, 2010, collateralized by certain assets of the Company.	-	585,035
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.6642% annually, due by November 20, 2010, collateralized by certain assets of the Company. Repaid prior to September 30, 2010.	-	124,320
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.72% annually, due by February 24, 2010, collateralized by certain assets of the Company.	-	438,776
	$-	$6,581,642

Short-term bank loans were obtained from local banks in China. All the short-term bank loans are repayable within one year and were secured by property, plant and equipment and land use rights owned by the Company.

For the nine months ended September 30, 2010 and 2009, the interest expense was $189,788 and $742,700,  respectively. For the three months ended September 30, 2010, interest expense was $3,328 and $154,180, respectively.

Note 8	Accounts Payable

As of September 30, 2010 and December 31, 2009, the Company recorded accounts payable of $1,219,237 and $3,835,656, respectively. Accounts payable are primarily payments due to suppliers and vendors for malts.

Note 9	Taxes

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.

Prior to January 1, 2008, the CIT rate applicable to our subsidiaries in the PRC was 33%.  After January 1, 2008, under the New CIT Law, the corporate income tax rate applicable to our subsidiaries is 25%. The New CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2009 based on its best estimate and will continue to assess the impact of such new law in the future. The effects arising from the enforcement of the New CIT Law have been reflected in the accounts.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting and properties of an enterprise. As of September 30, 2010, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of September 30, 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” was unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, as of September 30, 2010 and December 31, 2009, and the Company has not accrued for PRC tax on such basis.  The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign-invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  Foreign-invested enterprises became subject to the withholding tax starting January 1, 2008.  There were no dividends distributed during the three months or nine months ended September 30, 2010 and 2009.

Income tax expenses consisted of the following:

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Current taxes expense	$1,525,511	$-
Deferred taxes expense (benefit)	71,376	442,884
Income taxes expense (benefit)	$1,596,887	$442,884

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory rate in the PRC and the actual tax provision:

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Income tax (benefit) provision at PRC statutory rate	$1,507,000	$-
Permanent differences	90,000	443,000
Tax provision	$1,597,000	$443,000

Income taxes payable were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
Computed "expected" income tax liabilities (refund)	$1,596,887	$561,767
Effect on net operating loss carryforward	(71,376)	(546,196)
Income taxes liabilities	$1,525,511	$15,571

Components of net deferred tax assets were as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Deferred tax assets – current	$-	$71,158
Provision of doubtful account	-	-
	$-	$71,158

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  As of September 30, 2010 and December 31, 2009, the Company did not have a liability for unrecognized tax expenses.

(b) Value Added Tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or engage in the import or export of goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The VAT standard rate is 17% of the gross sale price.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

The VAT payable balance of $1,028,441 and $69,890 at September 30, 2010 and December 31, 2009, respectively, are included in taxes payable in the accompanying consolidated balance sheets.

Taxes Payable was comprised of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
VAT and Consumption Taxes Payable	$1,028,441	$69,890
Local and Municipal Taxes and Fees	144,115	6,373
Income Taxes Payable	1,525,511	15,571
	$2,698,067	$91,834

Note 10	Related Party Transaction

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The due from/to related parties represented the advances from or to the Company’s shareholders. Such advances are non-interest bearing, unsecured and due upon demand. As of September 30, 2010 and December 31, 2009, the Company had due to related party of $4,350,389 and $371,106, respectively.

Note 11	Statutory Reserve

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

•	Making up cumulative prior years’ losses, if any;
•
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

•
Allocations of 5% to 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

•	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.
•
The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The Company had an accumulated deficit of $264,851 as of December 31, 2009. As of September 30, 2010, the Company had retained earnings of $4,043,460. In accordance with the Company Law of the PRC, the Company did not allocate 10% of its annual net income as statutory reserve for the years ended December 31, 2009 and 2008. For the nine months ended September 30, 2010, the Company allocated $482,389 as statutory reserve.

According to the new Company Law the of PRC executed in 2006, the Company is no longer required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund as of September 30, 2010 and December 31, 2009.

Note 12	Segment Reporting

US GAAP requires the use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has determined that it has two segments. The Company’s principal businesses are buying and selling brewer’s malts, and the production and distribution of beers. Based on its various operating activities, the Company’s reportable segments are as follows:

	As of and for the Nine Months Ended September 30, 2010 (unaudited)
	Malts	Beer	Corporate	Total
Revenues	$20,979,542	$11,889,496	$-	$32,869,038
Depreciation and amortization	$353,602	$369,197	$-	$722,799
Interest income	$149,577	$406	$-	$149,983
Interest expense	$189,788	$-	$-	$189,788
Income tax expense	$1,051,037	$545,850	$-	$1,596,887
Segment net income	$1,675,777	$3,114,923	$-	$4,790,700
Segment assets	14,107,204	11,808,172	-	25,915,376
Expenditure for segment assets	$526,671	$-	$-	$526,671

	As of and For the Nine Months Ended September 30, 2009 (unaudited)
	Malts	Beer	Corporate	Total
Revenues	$7,500,306	$2,361,385	$-	$9,861,691
Depreciation and amortization	$218,555	$158,360	$-	$376,915
Interest income	$286,479	$5	$-	$286,484
Interest expense	$738,547	$4,153	$-	$742,700
Income tax expense	$442,884	$-	$-	$442,884
Segment net income	$1,023,498	$434,654	$-	$1,458,152
Segment assets	$-	$-	$-	$-
Expenditure for segment assets

	As of December 31, 2009 (audited)
	Malts	Beer	Corporate	Total
Segment Assets	$15,671,243	$7,462,806	-	$23,134,049

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the SEC. Some of these risks are described in “Risk Factors” in our Current Report on Form 8-K filed with the SEC on September 24, 2010.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events except as required by applicable securities law or regulations.

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

We are principally engaged in the production and distribution of brewers’ malt and beers throughout northern and eastern China. We control two affiliated entities, Linyi Hengchang Brewer’s Malt Co., Ltd. (“Linyi Malt”) and Shandong Qingyuan Beer Co., Ltd. (“Qingyuan Beer”), pursuant to a series of control agreements among Linyi Malt, Qingyuan Beer and our wholly-owned subsidiary, Beijing Qingyuan Hengchang Consulting Co., Ltd. (“Beijing Qingyuan”).

Linyi Malt is a People’s Republic of China (the "PRC”) limited liability company established at March 3, 2004. Qingyuan Beer is a PRC limited liability company established on December 16, 2005.  Linyi Malt is engaged in the production and distribution of brewer’s malt.  Qingyuan Beer brews and distributes beer throughout northern and eastern China. Linyi Malt owns 66.8% of Qingyuan Beer. The remaining 33.2% of Qingyuan Beer is owned by affiliates of Linyi Malt. Our beer products are marketed under the trade names “QINGLIN,” “QINGYI,” and “QINGYUAN”. Our malts are used in making our own beers, and are sold to other brewers in the PRC. We operate our own beer and malt production facility in Shandong Province in China, which is used to create consistent quality and operational efficiencies in the production of our beer.

BUSINESS STRATEGY

Our Malt Business

Linyi Malt was organized in 2004. Its business purpose is to engage in the manufacture and sale of brewer’s malt used in the production of beer. With the growth of demand for beer in both urban and rural China, industry data has consistently indicated a shortage of suppliers of quality brewer’s malt. Linyi Malt was established to help fill that gap. Linyi Malt currently has the capacity to produce 200,000 tons per year.

Linyi Malt imports barley from Australia, Canada and France, depending on customer demand and market conditions. We also malt a variety of domestic barleys, including Jiangsu barley from eastern China and Gansu barley from northwest China, and a particularly high-quality barley from Inner Mongolia. We also import French wheat for malting for use in wheat beers. Raw material generally arrives at the nearby Pingyuan railway station, from which we transport it to our factory in our own vehicles.

The malting process is an ancient process, but modern technology has enabled us to optimize the quality and consistency of our end product. Malting, in general, consists of germinating grain in water, then applying heat to rapidly halt the germination process. Our technology allows us to adjust the timing and ventilation process to provide the optimal malting conditions for each variety of grain that we use.

Our brewer’s malt is currently shipped to brewers in ten provinces of China. Our central location of Shandong Province within China’s industrial corridor makes transportation particularly convenient. In general, our customers pay the freight charges from our warehouse loading dock.

In 2008, Linyi Malt was awarded the Quality Management System Certification by the Beijing United Intelligence Certificate Co., Ltd. The certification verified that the Company’s quality management system for the production of brewer’s malt met the standards of ISO9001:2000.

Linyi Malt is required to qualify with several government agencies in order to carry out its business.  Primary among its government approvals are:

•	Grain Purchases Permit issued by Linyi County Grain Administration in 2008 (renewable biennially);
•	Sanitation License issued by Linyi County Health Bureau in 2010 (renewable every three years);
•	Drawing of Water Permit issued by the Ministry of Water Resources in 2007, which authorizes the company to draw up to 10,000 cubic meters of deep underground water into its plant;
•	Certification to act as consignee or consignor for import-export of malt products, awarded in 2005.

The establishment of Qingyuan Beer in 2005 provided us a captive customer for our brewer’s malt. Currently, only a small percentage of our malt production is delivered to Qingyuan Beer. If its growth continues, we believe Qingyuan Beer will purchase a larger portion of our annual malt production, which should reduce our costs of producing beers and increase the overall profitability of our enterprise.

Our Beer Business

Qingyuan Beer was organized in December 2005 with registered capital of RMB30 million (approximately $4.4 million) to take advantage of the synergies that arise from integrating a manufacturer of high-quality brewer’s malt with a brewery.  Linyi Malt owns 66.8% of the registered capital of Qingyuan Beer. The remainder is owned by our officers, Dingyou Zhang and Mingxia Yuan. In September 2007, after government inspection of our newly-developed production facilities, we were awarded the National Industrial Product Manufacture Licensing Certification, which enables us to distribute our beers throughout China. Currently our beers are distributed by retailers in seven provinces in eastern and northern China: Shandong, Hebei, Tianjin, Henan Anhui, Jiangsu and Shanxi.

In the past decade, the beer industry in China, like most consumer goods industries, has experienced rapid growth. For example, industry analysts reported that from 2007 to 2008, beer production increased by nearly 13%. This growth has been primarily driven by the remarkable expansion of the purchasing power of the Chinese population over the past two decades. In addition, the Chinese government has provided favorable tax advantages to the industry, with a goal of rapid expansion. As beer consumption has increased, consumers have become more aware of brand differentiation and differences in product quality. This process of market stratification opens the door for new entrants to successfully target specific strata of the market.

Qingyuan Beer’s business plan targets the mid-market, which management believes has been under-exploited in China. This is the market for the well-crafted, but moderately-priced beers that our relationship with Linyi Malt allows us to produce. With the rapid growth of the middle class in China, we believe the demand for well-crafted beer is likewise expanding and will continue to do so. Nevertheless, 90% of the beer produced in China today remains the low-quality, low-price beer developed to meet the demands of a less developed economy. Significant improvements in beer technology in the past 20 years have enabled low-cost production of generic beer, which has prompted most established brewers to compete on the basis of price. This phenomenon has resulted in reducing margins across the industry, preventing most brewers from capturing a significant portion of the market outside their own province. All but a few of the beer manufacturers in China sell their products only locally, where they hold market position on the basis of familiarity. We believe it is neither easy nor profitable to attempt to gain a nationwide foothold in the low-end market.

The majority of the new beers entering the market in the PRC, therefore, are directed to the mid- and upper-priced level, where it remains possible to garner a significant profit. However, because China’s economic growth has focused on its larger cities, and because prestige is a dominant factor in the development of brand consciousness in the larger cities, the majority of new brands entering the market have been high-priced, finely-crafted beers. While these are attractive to urbanites seeking to develop a cosmopolitan image, we believe most Chinese residents cannot afford to drink these beers on a daily basis.

Our plan for growth targets the most underserved portion of the growing Chinese middle class. While the newer high-end entrants to the market and the importers focus on the largest cities in China, we are focused on the second and third-tier cities, as well as small towns that are within the Chinese industrial and technology zone and so are sharing in the growing prosperity of China. In many of these areas, our beers are among the few available beers that are crafted from top-quality raw materials using advanced brewing technology, while remaining priced at a level affordable for everyday consumption. We believe our wholesalers and distributors are generally pleased by our “alternative market” focus, as their marketing efforts can be more effective in areas in which they do not face the intense marketing pressure common in Beijing, Guangzhou and other major metropolitan areas.  Moreover, the receptivity of the middle-class population of the smaller cities to a quality brand tends to be in inverse proportion to the number of quality brands available.

Our facilities include two bottling lines, one fermentation line and one cooling line, plus a laboratory to monitor the content and quality of the beer. In order to sustain our reputation for quality, we manufacture all of our beer in-house, and apply strict controls over the manufacturing process to assure consistent quality. Our brewing professionals were previously employed in senior positions by Tsingtao, the largest and most well-known brand of Chinese beer, both in China and internationally. All of the water used in our beer is drawn from our own sources and carefully monitored for purity, which we believe is crucial to the quality of a brewed product.

To assure quality, we use high-grade raw materials, including malt imported from Australia, high-quality Dongbei rice that is locally grown, and hops from Ganshu Province. Ownership by Linyi Malt provides us a dedicated supplier of the key beer component, the malt. We believe the predictability of price and supply that our integration offers enables us to pursue our target market, which is the developing market for a high quality but moderately-priced beer.

We market our beer under the trademarks “Qinglin,” “Qingyi” and “Qingyuan.” Our application to the Shandong provincial government for designation of each of these three trademarks as a “Famous Shandong Brand” is pending. Currently, our products include:

Qinglin Original Draft	Qingyuan Light Beer	Qingyuan Woniucheng Beer
Qingyi Original Draft	Qingyuan Aumaiwang	Qingyuan Qingdao Qingyi Beer
Qingyi Pure	Qingyuan Qingyi Beer	Qingyuan Golden Wheat Dry

We sell directly to distributors, who in turn sell to wholesalers. The wholesalers are responsible for securing and stocking our retailers. This multi-tier network is particularly effective in achieving the widespread distribution necessary for us to achieve market position in small cities and villages. Our advertising program supports our distribution network by emphasizing the association between our brand and quality beer.

Competition in the Chinese beer industry is developing rapidly due to the growth in demand and the encouragement of China’s government.  Within Linyi County alone, where our Qingyuan Beer is located, there are two brewers with annual production of 200,000 tons, and five brewers with annual production of 100,000 tons, including Qingyuan Beer. There are few national brands in China with the exception of Tsingtao, which has approximately 26% of the national market. That situation may change, however, as foreign beer begins to make inroads into China. Currently, 85% of the beer consumed in China is brewed by Chinese brewers, and only one foreign-owned beer company has established control of a significant portion of the Chinese market: Huangren Xuhua Beer (China) Co., Ltd, a subsidiary of SABMiller, has a 13% market share. Our expectation, however, is that the major international brewers will make further inroads into the China market in the coming years.

Our plan for growth is primarily based on the utilization of our existing marketing network to introduce our brands into new cities and towns. In addition, however, we expect to acquire compatible breweries in other areas of China, where we can introduce our production technology and marketing practices, with the view to achieving exponential expansion. We intend to make such acquisitions slowly and carefully, however, in order to avoid any risk to the association we have developed between our brand and the idea of quality in beer.

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Selected information from the Consolidated Statements of Operations

	For the Three Months Ended September 30,
	2010	2009

Net revenue	$18,525, 985	$3,798,568
Gross profit	$4,093,364	$1,079,105
- Gross profit margin	22%	28%
General and administrative expenses	$121,943	$83,781
Interest expenses	$(3,328)	$(154,180)
Net income	$2,979,851	$662,823

REVENUES. Net revenues for the three months ended September 30, 2010 were approximately $18,526,000, representing an increase of approximately $14,727,000, or 388%, as compared to the same period of 2009. The increased revenue came from increased sales of malts, which represented a revenue increase of approximately $9,462,000, or 380%, as we entered into certain major contracts with several beer manufacturers at the beginning of this calendar year. Additionally, as a result of our long-term efforts at marketing and brand awareness, we have gradually became the sole malt supplier to some of our customers. Our increased sales of beer represented an increase of approximately $5,265,000, or 403% as our marketing development efforts resulted in the increase of our customers. In addition to our addition of new customers, the demand of our old customers also increased.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the three months ended September 30, 2010, gross profit was approximately $4,093,000, which represented an increase of by approximately 279% from $1,079,000 gross profit for the same period of 2009. The gross profits from beer segment were approximately $1,289,000 and $344,000 for the three months ended September 30, 2010 and 2009, respectively. The gross profits from malt segment were approximately $2,804,000 and $735,000 for the three months ended September 30, 2010 and 2009, respectively. Gross profit margin was approximately 22% for the three months ended September 30, 2010, as compared to 28% for the same period of 2009. The decrease in our gross profit margin in the 2010 period was primarily due to (i) the unit price of malt decreased and (ii) we sold more ordinary beer as compared to the high-end beer in the third quarter of 2010 which resulted in a lower gross profit margin.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2010, general and administrative expenses increased by approximately $38,000 to $122,000 in 2010 as compared to $84,000 in 2009.

INTEREST EXPENSE.  Interest expense decreased approximately $151,000 in the three months ended September 30, 2010 as compared to the same period of 2009. The difference in interest expense was mainly due to the repayments of short-term bank loans in the second and third quarters of 2010.

NET INCOME. Net income for the three months ended September 30, 2010 was approximately $2,980,000, as compared to net income of approximately $663,000 for the same period of 2009. Basic net income per share was $0.02 and $0.01 for the three months ended September 30, 2010 and 2009, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment Revenue		Segment Gross Profit
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009

Malt	$11,953,532	$2,492,425	$2,804,843	$734,640

Beer	$6,572,453	$1,306,143	$1,288,521	$344,465

Malt

In the third quarter of 2010, malt segment revenue increased to approximately $11.95 million, or by 380%, from approximately $2.49 million in the third quarter of 2009.

Our malt segment gross profit was approximately $2.8 million for the three months ended September 30, 2010, compared to a segment gross profit of $0.73 million in the same period of 2009.

Beer

Beer segment revenue for the three months ended September 30, 2010 amounted to $6.5 million, representing an increase of approximately $5.2 million or 403%, as compared to the same period of 2009.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Selected information from the Consolidated Statements of Operations

	For the Nine Months Ended September 30,
	2010	2009

Net revenue	$32,869,038	$9,861,691
Gross profit	$6,727,291	$2,333,145
- Gross profit margin	20%	24%
General and administrative expenses	$331,690	$197,340
Interest expenses	$(189,788)	$(742,700)
Net income	$4,790,700	$1,458,152

REVENUES. Net revenues for the nine months ended September 30, 2010 were approximately $32,869,000, representing an increase of approximately $23,007,000, or 233%, as compared to the same period of 2009. The improved performance was mainly due to the increased revenues from the malt and beer segments as described above in the three-month period comparison.

GROSS PROFIT AND GROSS PROFIT MARGIN. For the nine months ended September 30, 2010, gross profit was approximately $6,727,000, which represented on increase of approximately 188% from the $2,333,000 for the same period of 2009. The gross profits from the malt segment were approximately $4,519,000 and $1,871,000 for the nine months ended September 30, 2010 and 2009, respectively. The gross profits from the beer segment were approximately $2,208,000 and $462,000 for the nine months ended September 30, 2010 and 2009, respectively. Gross profit margin was approximately 20% for the nine months ended September 30, 2010, which was slightly decreased as compared to 24% for the same period of 2009.

GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2010, general and administrative expenses increased by approximately $135,000 to $332,000 in 2010 as compared to $197,000 in 2009.

INTEREST EXPENSE.  Interest expense decreased approximately $553,000 as compared to the same period of 2009. The difference in interest expense was due to the repayment of all of our short-term loans in the second and third quarters of 2010.

NET INCOME. Net income for the nine months ended September 30, 2010 was approximately $4,791,000, an increase of approximately $3,333,000 compared to net income of $1,458,000 for the same period of 2009. Basic net income per share was $0.04 and $0.01 for the nine months ended September 30, 2010 and 2009, respectively.

SEGMENT PERFORMANCE ANALYSIS

	Segment Revenue		Segment Gross profit
	For the Nine months ended September 30,		For the Nine months ended September 30,
	2010	2009	2010	2009

Malt	$20,979,542	$7,500,306	$4,519,187	$1,871,234

Beer	$11,889,496	$2,361,385	$2,208,104	$461,911

Malt

For the nine months ended September 30, 2010, malt segment revenue increased by 180% from $7.50 million for 2009 to $20.98 million for 2010. The increase was primarily due to the increases in sales volume for beers and higher sale price of malt. As discussed above, in the third quarter of 2010, the market price of malts was significantly increased due to the entry into several major contracts with beer manufacturers at the beginning of this year. Additionally, as a result of our long-term efforts at marketing and brand awareness, we have gradually became the sole malt supplier to some of our customers.

Our malt segment gross profit was $4.52 million for the nine months ended September 30, 2010, compared to a segment profit of $1.87 million in the same period of 2009.

Beer

Beer segment revenue for the nine months ended September 30, 2010 amounted to $11.89 million, representing an increase of approximately $9.53 million, or 123%, as compared to the same period of 2009 as our marketing development efforts resulted in the increase of our customers. In addition to our addition of new customers, the demand of our old customers also increased.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash from operations and borrowings from local commercial banks. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further acquisitions or expansions. Notwithstanding the foregoing, we may seek additional financing for expansion purposes, which may include additional equity financings.  There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

As of September 30, 2010, Cash and cash equivalents were $0.41 million as of September 30, 2010, a decrease of $3.32 million as compared to the balance at December 31, 2009 of $3.73 million.

Net cash used in operating activities for the nine months ended September 30, 2010 was $0.11 million, representing a $2.57 million decrease as compared to $2.46 million provided for the same period in 2009. The decrease was mainly due to (i) an increase in accounts receivable and inventories of $3.14 million and $2.73 million, respectively, (ii) the decrease of $2.67 million in accounts payable and accrued expenses, and (iii) the increase in taxes payable of $2.56 million.

Net cash used in investing activities for the nine months ended September 30, 2010 were $0.53 million, as compared to $0.27 million used for the same period of 2009. The cash was mainly used in the purchase of plant and property and intangible assets in the nine months ended September 30, 2010 and 2009, respectively.

Net cash used in financing activities for the nine months ended September 30, 2010 was $2.70 million, as compared to $3.08 million provided by financing activities for the same period of 2009, which was mainly due to the repayment of our short-term loans from Chinese banks during each period as described in the Note 7 to our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	any obligation under certain guarantee contracts,

•	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

•
any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

•
any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations.

INFLATION

The Company does not foresee any material adverse effects on its earnings as a result of inflation.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include the financial statements of us and our subsidiaries.  All transactions and balances among our company and our subsidiaries have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Estimates of allowances for receivables – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  A number of factors are considered when determining the allowances, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  We perform this review semi-annually, and events could occur that would require us to increase our allowance in the future.

Estimate of the useful lives of property and equipment – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three and nine month periods ended September 30, 2010 and 2009.

Estimate of the useful lives of intangible assets – Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the three and nine month periods ended September 30, 2010 and 2009.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.  We render neither sales returns nor rebates to our customers, thus revenue would reflect the actual sales we are entitled to.

See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a more complete discussion of the critical accounting policies and estimates adopted in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2010, our Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the our internal controls over financial reporting. This is due to the fact that the we lack sufficient personnel with the appropriate levels of knowledge, experience and training in the application of US generally accepted accounting principles (“US GAAP”) standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

The Company has relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

● We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

● We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

● We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company’s business and operating results may be harmed.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2010, the Company issued 1,141,716 shares of common stock to Corporate Services International, Inc. (“CSII”). CSII is controlled by the Company’s former principal shareholder and former sole director and executive officer, Michael Anthony. The issuance was a result of the conversion of 1000 shares of Series B Preferred Stock CSII held pursuant to the Company’s Certificate of Designation of Series B Preferred Stock. Therefore, the issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 5. Other Information

Effective September 30, 2009, the board of directors of the Company resolved to amend the Company’s Bylaws to the effect that the Company’s fiscal year end is changed from March 31 to December 31. Accordingly, Article VII of the Company’s by-laws was amended to be the following:

ARTICLE VII

FISCAL YEAR

The fiscal year of the Corporation shall be December 31.

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE INDUSTRIAL, INC.

Date: November 15, 2010	By:	/s/ Dingyou Zhang
Name: Dingyou Zhang
Title: Chairman and Chief Executive Officer (principal executive officer)

Date: November 15, 2010	By:	/s/ Mingxia Yuan
Name: Mingxia Yuan
Title: Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.                      Description
  3.1 – Certificate of Designation of Series B of Preferred Stock of Sabre Industrial, Inc.

  3.2 – Amendment to By-laws of Sabre Industrial, Inc.

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.