Form 10-K
period 2010-12-31
Tsingyuan Brewery Ltd.
filed 2011-04-13
CIK 1103120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 000-53905

Tsingyuan Brewery Ltd.
(Exact name of registrant as specified in its charter)

Delaware	65-1714523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Linpan Industrial Park,
Linyi County, Shandong Province, P.R. China	251500
(Address of principal executive offices)	(Zip Code)

+86-534-5054799 (China)
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐           No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes   ☐            No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☑           No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐           No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐           No   ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $253,871 as of June 30, 2010, based on the closing price of the Company’s common stock of $0.50 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 126,857,289 shares of common stock were issued and outstanding as of March 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

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

None.

TSINGYUAN BREWERY LTD.

Annual Report on Form 10-K
For the Year Ended December 31, 2010

i

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute “forward-looking statements”.  Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors and matters described in this report generally and other potential risks and uncertainties, including such factors as:

•	The market acceptance of the products we sell;

•	Problems that we may face in marketing and distributing the products we sell;

•	Errors in business planning attributable to insufficient market size or segmentation data;

•	Downturns in the economy of the People’s Republic of China;

•	Changes in the laws of the People's Republic of China that affect our operations;

•	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	Our inability to raise additional capital when needed;

•	Problems with important suppliers and strategic business partners;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this Report, including, without limitation, under the sections entitled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements in this Report speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events except to the extent as required by applicable law.

CONVENTIONS AND GENERAL MATTERS

The official currency of the People’s Republic of China is the Chinese “Yuan” or “Renminbi” (“yuan,” “Renminbi” or “RMB”). For the convenience of the reader, amounts expressed in this report as RMB have been translated into United States dollars (“US$” or “$”) at the rate quoted by http://www.oanda.com as of December 31, 2010, which was RMB 6.591 to $1.00. The RMB is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of RMB into U.S. Dollars or other currencies. No representation is made that the RMB or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or RMB, as the case may be, at any particular rate or at all.  On April 11, 2011, the rate quoted by http://www.oanda.com was RMB 6.5361 to $1.00.

The “Company,” “we,” “us,” “our” and similar words refer to Tsingyuan Brewery Ltd., and its direct and indirect, wholly-owned subsidiaries and the variable interest entities, or VIEs, Linyi Hengchang Brewer’s Malt Co., Ltd. and Shandong Qingyuan Beer Co., Ltd.

PART I

ITEM 1.	BUSINESS.

BUSINESS

General

We are principally engaged in the production and distribution of brewer’s malt and beer products in The People’s Republic of China (the “PRC”).  Our brewers malt product line consists of a wide variety of malts that are typically custom made to our customer’s specifications from blends of domestic or imported barleys.  Our malts are either used in the production of our own beer products or are sold on a wholesale basis to other breweries through our direct sales force.  At December 31, 2010, our beer line included eight full-flavored, affordably-priced beers that are marketed under the “Qinglin,” “Qingyi” or “Qingyuan” trade names to middle-class consumers in second- and third-tier cities throughout northern and eastern China.  Our malt and beer production facilities, which are located in Shandong Province in the PRC, have an aggregate annual malt processing capacity of approximately 120,000 metric tons, based upon two 8-hour shifts each working day, and an aggregate annual beer processing capacity of approximately 200,000 metric tons, based upon a 7-day work week and 20 hours each working day.

In the production and marketing of our beers, we  target the middle class consumer in the PRC as we believe the middle market for full-flavored, but moderately-priced beers has been under-exploited in China. With the rapid growth of the middle class in the PRC, we believe the demand for well-crafted beer is likewise expanding and will continue to grow. Nevertheless, approximately 90% of the beer produced in the PRC today remains the low-quality, low-priced beer developed to meet the demands of a less-developed economy.  Significant improvements in beer technology in the past 20 years have enabled low-cost production of generic beer, which has prompted most established brewers to compete on the basis of price. This phenomenon has resulted in reducing margins across the industry, preventing most brewers from capturing a significant portion of the market outside their own province. All but a few of the beer manufacturers in China sell their products only locally, where they hold market position on the basis of familiarity.

The majority of the new beers entering the market in the PRC are directed to the mid- and upper-priced level, where it remains possible to garner a significant profit. However, because China’s economic growth has focused on its larger cities, and because prestige is a dominant factor in the development of brand consciousness in the larger cities, the majority of new brands entering the market have been high-priced, finely-crafted beers. While these are attractive to urbanites seeking to develop a cosmopolitan image, we believe most Chinese residents cannot afford to drink these beers on a daily basis.

Our revenue has increased significantly in recent years, from $8.0 million in 2008 to $52.3 million in 2010, which represented a compound annual revenue growth rate of 339% during 2010 and cumulative growth of 557% from 2008 to 2010.  In 2010, sales of our malt products represented 65% and our beer products represented 35% of our net revenues compared to 75% and 25%, respectively, in 2009.  In 2010, we produced 74,843 metric tons of malt products and 74,736 metric tons of beer products compared to 18,213 metric tons and 13,122 metric tons, respectively, in 2009.  Over the next few years, we expect our revenue growth to be driven primarily by increases in sales of our beer products and that sales of our beer products will represent an increasing percentage of our net revenues during such periods.  To increase our beer sales, we intend to expand our beer bottling and canning facilities and to consider acquisition opportunities in the beer industry to increase our beer production capacity and our annual yield to meet what we believe will be increasing customer demand for our products.

Our History and Corporate Structure

We were originally incorporated in Florida on July 25, 1996 under the name “Environmental Digital Services, Inc.” with a principal business objective of providing environmental contamination remediation products and services.  We conducted no substantial business and in 2007 our operations were reorganized in judicial proceedings conducted in Palm Beach County, Florida.  In July 2008, we were re-incorporated in Delaware and our corporate name was changed to “Sabre International, Inc.” as part of a plan to continue our operations as a public “shell” company.

On September 13, 2010, our current Chairman of the Board and Chief Executive Officer, Mr. Dingyou Zhang, purchased 60,000,000 shares of our common stock for $408,000 from Corporate Services International, Inc. (“CSI”), an entity controlled by Michael Anthony, our sole officer and director at that time.  In connection with such transaction, CSI exchanged its remaining shares of our common stock for a new class of our convertible preferred stock, which shares were convertible into 0.9% of our fully-diluted shares of common stock within 30 days of our ceasing to be a “shell” company.  As a result of those transactions, Mr. Zhang became the majority stockholder of our company.

On September 24, 2010, we entered into a Share Exchange Agreement (the “Share Exchange”) with Tsingyuan Holding, Inc., a holding company organized under the laws of the State of Delaware (“Tsingyuan Holding”) that controls operating entities in the PRC through its direct ownership of Qingyuan Management (as defined below).  In accordance with the Share Exchange, we issued 65,107,671 shares of our common stock to the stockholders of Tsingyuan Holding for 100% of the equity of Tsingyuan Holding.  On September 28, 2010, CSI, the holder of our then-outstanding preferred stock, converted such shares into 1,141,716 shares of our common stock.  As a result of the Share Exchange, Tsingyuan Holding became our wholly-owned subsidiary.

On January 19, 2011, we changed our corporate name to “Tsingyuan Brewery Ltd.” and our trading symbol to “BEER”.

Tsingyuan Holding, Inc.

Tsingyuan Holding is a corporation organized under the laws of Delaware on March 30, 2010. It has initiated no business activity, except that Tsingyuan Holding is the sole registered owner of the outstanding capital stock of registered capital of Tsingyuan Group (Hong Kong) Co., Limited, which is the only asset of Tsingyuan Holding.

Tsingyuan Group (Hong Kong) Co., Limited

Tsingyuan Group (Hong Kong) Co., Limited (“Tsingyuan HK”) is a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region on April 22, 2010.  Tsingyuan HK is the sole stockholder of Beijing Qingyuan Henchang Consulting Co., Ltd.

Beijing Qingyuan Henchang Consulting Co., Ltd.

Beijing Qingyuan Hengchang Consulting, Co., Ltd. (“Qingyuan Management”) was organized in the PRC on June 17, 2010.  Because all of its issued and outstanding capital stock is held by Tsingyuan HK, a Hong Kong company, Qingyuan Management is deemed a wholly-foreign owned enterprise, or WFOE, under PRC laws. The principal purpose of Qingyuan Management is to manage, hold and own rights in and to the businesses and profits of Linyi Hengchang Brewer’s Malt Co., Ltd. and Shandong Qingyuan Beer Co., Inc. (collectively, the “Tsingyuan Group”), through a series of contractual arrangements.

We do not own any equity interests in any constituent company of the Tsingyuan Group, but control and receive the economic benefits of their respective business operations through contractual arrangements.  Each Tsingyuan Group company has the licenses and approvals necessary to operate its businesses in China. Through Qingyuan Management, we have contractual arrangements with each Tsingyuan Group company and their respective owners pursuant to which we provide consulting, information technology and other general business operation services. Through these contractual arrangements, we also have the ability to substantially influence their daily operations and financial affairs, since we are able to appoint their senior executives and approve all matters requiring approval of the equity owners. As a result of these contractual arrangements, which enable us to control each Tsingyuan Group company and to receive, through Qingyuan Management, all of their profits, we are considered the primary beneficiary of the Tsingyuan Group. Accordingly, we consolidate its results, assets and liabilities in our financial statements.

Other than activities relating to its contractual arrangements with the Tsingyuan Group, Qingyuan Management has no other separate operations of its own.

Linyi Hengchang Brewer’s Malt Co., Ltd.

Linyi Henchang Brewer’s Malt Co., Ltd. (“Linyi Malt”) is a PRC limited liability company established in Shandong Province on March 3, 2004, with registered capital of RMB76.75 million, which has been fully paid by its owners.  The principal offices of Linyi Malt are located at Hengyuan Economic Development Zone, Linyi County, Shandong Province, China. The three owners of Linyi Malt are Mr. Zhang, who is also the Chairman of the Board and Chief Executive Officer of our company (89.9%), Mr. Dingfu Zhang (6.2%) and Ms. Mingxia Yuan, who is also the Chief Financial Officer of our company (3.9%).  The business of Linyi Malt is the manufacture and sale of brewer’s malt used in the production of beer.

Shandong Qingyuan Beer Co., Ltd.

Shandong Qingyuan Beer Co., Ltd. (“Qingyuan Beer”) is a PRC limited liability company established in Shandong Province on December 16, 2005, with registered capital of RMB30 million, which has been fully paid by its owners.  Qingyuan Beer’s principal offices are located at Linpan Industrial Park, Linyi County, Shandong Province, China.  Prior to January 6, 2011, the shareholders of Qingyuan Beer were Linyi Malt (66.8%), Mr. Dingyou Zhang (16.6%) and Ms. Yuanmin Xia (16.6%).  On January 6, 2011, Linyi Malt transferred all of its equity interest in Qingyuan Beer to Mr. Dingyou Zhang and therefore after the equity transfer the current two shareholders of Qingyuan Beer are Mr. Dingyou Zhang (83.4%) and Ms. Mingxia Yuan (16.6%).    The business of Qingyuan Beer is the production of various types of affordably-priced branded beers and the distribution of such beers throughout northern and eastern China.

Relationships with Tsingyuan Group and its Owners

Our relationships with the two Tsingyuan Group companies and their owners are governed by a series of contractual arrangements that they have entered into with our WFOE, Qingyuan Management.  PRC regulations on foreign investment currently permit foreign companies to establish or invest in WFOEs or joint ventures that engage in the brewery business in China.  However, PRC laws and regulations prevent direct foreign investment in certain other industries, and to protect our shareholders from possible future foreign ownership restrictions, following the formation of Qingyuan Management, Qingyuan Management entered into certain contractual arrangements with Linyi Malt and Qingyuan Beer.  The contractual arrangements with Linyi Malt and Qingyuan Beer enable us to bypass future ownership restrictions, if any, since neither we nor our WFOE, Qingyuan Management, own equity interests in these companies, while at the same time, we retain control of their respective businesses by virtue of the contractual arrangements.

Under PRC laws, Qingyuan Management (our WFOE), Linyi Malt and  Qingyuan Beer are each an independent business entity not exposed to the liabilities incurred by any of the other two entities. The contractual arrangements constitute valid and binding obligations of the parties of such agreements.  Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. Other than pursuant to these contractual arrangements as described below, the two Tsingyuan Group companies cannot transfer any funds generated from their respective operations.  On June 26, 2010, Qingyuan Management entered into the following contractual arrangements with the two Tsingyuan Group companies and their respective owners (the “Owners”):

Exclusive Technical Service and Business Consulting Agreements.  Pursuant to an exclusive technical service and business consulting agreement executed with each of Linyi Malt and Qingyuan Beer, Qingyuan Management has the exclusive right to provide them with general business operation services, including advice and strategic planning, as well as consulting services related to their current and future operations (the “Services”). Additionally, Qingyuan Management owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services.  Linyi Malt and Qingyuan Beer shall each pay a monthly service fee in RMB to Qingyuan Management that is equal to RMB10,000 plus one hundred percent (100%) of its gross profits for such month, if any.  Each agreement for Services is in effect until the earlier to occur of the following: (a) termination of business of Linyi Malt or Qingyuan Beer, as the case may be; (b) the mutual agreement of the parties to terminate such agreement; or (c) the completion date of the acquisition by Qingyuan Management of one hundred percent (100%) of the equity interests of Linyi Malt or Qingyuan Beer, as the case may be.

Share Pledge Agreements.  Pursuant to a share pledge agreement executed with each Tsingyuan Group company, the Owners pledge all of their equity interests in the Tsingyuan Group companies to Qingyuan Management in order to secure the rights of Qingyuan Management prior to the acquisition by Qingyuan Management of all the equity interests in Linyi Malt and Qingyuan Beer and to guarantee the two Tsingyuan Group companies’ performance of their respective obligations under the technical service and business consulting agreements.  The Owners have agreed not to transfer or dispose of or otherwise encumber the pledged equity interests of the Tsingyuan Group company without the prior written consent of Qingyuan Management. The provisions of the pledge agreements shall remain binding and in effect unless  mutually modified or terminated by the parties to the pledge agreements. On January 6, 2011, due to the equity transfer of the 66.8% interest in Qingyuan Beer from Linyi Malt to Mr. Dingyou Zhang, the parties entered into an Amended and Restated Share Pledge Agreement to reflect the change of the pledgors from the original Qingyuan Beer shareholders to the current ones, i.e., Mr. Dingyou Zhang and Ms. Mingxia Yuan.

Call Option Agreements.  Pursuant to the exclusive option agreements executed with the Tsingyuan Group companies, the Owners irrevocably grant Qingyuan Management or its designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests of the Tsingyuan Group companies at a price to be set forth in the relevant transfer documents.  The option regarding Qingyuan Beer also includes the corporate trademarks held by Qingyuan Beer.  Qingyuan Management or its designee has sole discretion to decide when to exercise any of the purchase options, whether in part or in full, and to determine whether the payment price thereof may be refunded to Qingyuan Management in accordance with applicable PRC law.  Upon the exercise of a purchase option by Qingyuan Management, each of the Owners and Linyi Malt will be under noncompetition and nonsolicitation obligations in respect of the relevant Tsingyuan Group company.  Each option agreement is in effect until terminated upon any of the following: (a) unanimous consent of all the parties thereto; (b) the completion of the acquisition by Qingyuan Management of one hundred percent (100%) of the equity interests of Linyi Malt or Qingyuan Beer, as the case may be; or (c) upon thirty (30) days prior notice by Qingyuan Management to the relevant Tsingyuan Group company. On January 6, 2011, due to the equity transfer of the 66.8% interest in Qingyuan Beer from Linyi Malt to Mr. Dingyou Zhang, the parties entered into an Amended and Restated Call Option Agreement to reflect the change of one of the parties, i.e., from Linyi Malt to Mr. Zhang.

Proxy Agreements.  Pursuant to the proxy agreements executed with the Owners for each Tsingyuan Group company, the Owners irrevocably grant a Qingyuan Management designee the right to exercise their voting and other ownership rights in the Tsingyuan Group companies, including the rights to attend any meeting of the Owners in accordance with applicable PRC laws and the Tsingyuan Group companies’ organizational documents, as well as the rights to sell or transfer all or any of the Owners’ equity interests in a Tsingyuan Group company, and to appoint and vote for the executive directors.  Each proxy agreement shall terminate in the event of any of the following:  (a) completion of the acquisition by Qingyuan Management of one hundred percent (100%) of the equity interests in Linyi Malt or Qingyuan Beer, as the case may be; (b) the termination of business of Linyi Malt or Qingyuan Beer, as the case may be; or (c) the mutual agreement of the parties.  On January 6, 2011, due to the equity transfer of the 66.8% interest in Qingyuan Beer from Linyi Malt to Mr. Dingyou Zhang, the parties entered into an Amended and Restated Proxy Agreement to reflect the change of one of the parties, i.e., from Linyi Malt to Mr. Zhang.

Our corporate organization chart is set forth below.

The Beer Industry in the PRC

The Chinese beer market has experienced significant growth in the past 30 years and within the past five years has passed the United States to become the world’s largest beer market by production volume, with annual production in 2009 of approximately 43 billion liters, up 5% from 41 billion liters in 2008.  In addition to the strong economic growth in the PRC, the following factors have contributed, and are expected to continue to contribute, to the growth in the beer industry in China:

•
The Rapid Urbanization and Increasing Disposable Income of the Population.  The increasing urbanization of the Chinese population has accelerated in recent years as a result of the migration of the rural population to urban areas and the transformation of small towns into larger-scale cities as a result of rapid industrialization.  According to the National Bureau of Statistics of China, or NBSC, the urban population accounted for approximately 36.2% of the total population in 2002 and 46.6% in 2009.  With the rapid growth of the Chinese economy, income levels of urban households have increased and living standards have improved.  According to NBSC, the annual per capita disposable income of urban households in the PRC increased from RMB6,280 in 2000 to RMB17,175 in 2009, representing a compound annual growth rate of 11.8%.

•
Changing Lifestyles and Consumption Patterns.  Due to the farming tradition in the PRC, the Chinese have preferred the white spirits, which is mainly made by broomcorn and wheat.  In the modern Chinese society with changing lifestyles, drinking trends and perceptions have been changing in the PRC in recent years, with an increasing proportion of the Chinese population preferring beer rather than high-alcohol-content  drinks.

Despite the recent growth in production, annual beer consumption per capita is low in the PRC compared to the United States and European countries.  According to My Decker Capital, an industry analyst, based upon available trade data, annual per capita beer consumption in the PRC was estimated to be approximately 36.5 liters per year in 2010, which we believe is less than half of the per capita consumption level in the more wealthy Western countries.  The per capita levels in the PRC have been rising in recent years, however, as an increasing proportion of the Chinese population is starting to prefer beer rather than other high alcohol content drinks.  According to the NBSC, adult per capita consumption was only 30.6 liters in 2007, which was up 11.3% from 27.5 liters in 2006 and up 78.9% from 17.1 liters in 2000.  This growth was driven by several factors, including

•	increased income levels;

•	greater advertising of beer by manufacturers;

•	a preferential shift towards beer by consumers;

•	increased competition that kept prices steady.

Unlike the market in the United States, which is dominated by several very large producers that sell their products nationwide, the beer market in the PRC historically has been an aggregation of local markets with each region having specific tastes, preferences and spending patterns.  As a result of the localized nature of the beer market, small regional breweries have dominated these fragmented markets.  However, industry concentration has increased significantly over the past decade as the production has increased and foreign competitors have entered the marketplace.  According to Euromonitor International, a market research firm focused on the consumer markets, the combined market share of the top four beer companies has increased from 18.9% in 2000 to 54.1% in 2009.  The top three brewers accounted for only 43% of the total market share in 2009, compared to an average of 70% for the top ten largest beer markets.  In addition, the number of beer manufacturers in the PRC fell from 474 in 1999 to 249 in 2008.  Such consolidation is expected to continue in the future as the largest competitors continue to take market share from the local and some of the regional breweries.

In terms of regional distribution, the Chinese beer industry recorded the highest sales revenues in East China.  According to CEIC China Database, a market research firm, the top ten beer consuming Chinese provinces in 2009 included the following:

Province	Consumption (10,000 kl)	Percentage of China Total Consumption
Shandong	507.1	11.7%
Henan	445.6	10.3
Guangdong	330.1	7.6
Hubei	255.2	5.9
Liaoning	244.8	5.7
Zhejiang	236.5	5.5
Jiangsu	239.3	5.5
Sichuan	219.1	5.1
Fujian	189.8	4.4
Heilongjian	175.4	4.0
Total	4,331.1	65.7%

The Chinese beer market can further be broadly characterized into three pricing segments: premium, mainstream, or affordably-priced, and budget priced. The premium-priced segment, which is primarily found only in the largest cities, accounts for a relatively-static 5% of the total market and is generally a crowded and highly-competitive market segment. Because China’s economic growth has focused on its larger cities, and because prestige is a dominant factor in the development of brand consciousness in the larger cities, the majority of new brands entering the market have been high-priced, finely-crafted beers. While these are attractive to urbanites seeking to develop a cosmopolitan image, we believe most Chinese residents cannot afford to drink these beers on a daily basis. The pricing of premium brands generally is two or three times the price of the other market segments. Premium beer is sold in non-returnable, superior packages that results in higher capital, operating and material costs.

Low-quality, budget-priced beer which has been developed to meet the demands of a less developed economy, accounts for approximately 90% of the market.  Significant improvements in beer technology in the past 20 years have enabled low-cost production of generic beer, which has prompted most established brewers to compete on the basis of price. This phenomenon has resulted in reducing margins across the industry, preventing most brewers from capturing a significant portion of the market outside their own province.  Most of the beer manufacturers in China sell their products only locally, where they hold market position on the basis of familiarity. We believe it is neither easy nor profitable to attempt to gain a nationwide foothold in the low-end market.

Between the premium priced segment and the budget-priced beer segment is the small but growing segment of mainstream and well-crafted mid-priced beer that is marketed to the growing middle class of Chinese consumers who are located in the growing second- and third-tier cities throughout China and in the small towns within the Chinese industrial and technology zones.  Medium-priced beer generally sells for between 3RMB ($0.45) and 4RMB ($0.60) for a 600 ml bottle.  These beers are generally packaged in returnable bottles and are distributed in returnable crates.  The brewers of these beers typically own the bottles and crates and therefore exert tight distribution controls to maintain inventory levels.  This generally limits the distribution of these brands to the immediate market surrounding the brewery.

Malt demand is primarily driven from the brewing industry.  The increase in demand for beer malt over the past decade has been driven by the increase both in the demand for beer in the PRC and the number of local brewers.  According to a journal report from China Food Industry, a trade journal published by the China Food Industry Association, there were over 120 trading maltsters in China in 2008, although this number could be much larger due to many small breweries having their own malting.  We estimate that less than half of the maltsters would be considered to have significant commercial operations.  Many of the larger maltsters are joint ventures with large international companies.

The technical capabilities of the Chinese malting companies vary significantly from simple floor operations to advanced tower maltings.   Local climate conditions play a significant role on malt quality and consistency with many smaller companies lacking refrigeration to cater for hot, humid summer conditions.  For example, water temperatures can vary from 5 to 30 degrees centigrade depending on the time of year, which would influence the steeping times from hours to days and impact malt conformity and consistency.  As a result of these temperature fluctuations, many malting companies do not produce malt during the summer months because the electricity costs are too high.

The Chinese maltster also must deal with a large selection of barley varieties.  The PRC has at least 30 barley varieties and there are a significant number of barleys imported into the PRC from Australia, France, Canada and other countries.  Each maltser must understand the malting conditions for each variety of barley and select a number of barleys to malt that will satisfy its customers’ requirements.

Our Strategy

Our plan for growth targets the most underserved portion of the rapidly-growing Chinese middle class. While the newer high-end entrants to the market and the importers focus on the largest cities in China, we are focused on the second and third-tier cities, as well as small towns that are within the Chinese industrial and technology zone and so are sharing in the growing prosperity of China. In many of these areas, our beers are among the few available beers that are crafted from top-quality raw materials using advanced brewing technology, while remaining priced at a level affordable for everyday consumption. We believe our wholesalers and distributors are generally pleased by our “alternative market” focus, as their marketing efforts can be more effective in areas in which they do not face the intense marketing pressure common in Beijing, Guangzhou and other major metropolitan areas. Moreover, the receptivity of the middle-class population of the smaller cities to a quality brand tends to be in inverse proportion to the number of quality brands available.

We intend to enhance our position as a leading regional producer of finely-crafted, affordably-priced beer products by expanding production, bottling capacity and marketing of our beers, while maintaining the quality of our production of malt and beer by using high-quality ingredients and employing an advanced, technology-driven production process.   Key elements of our business strategy include the following:

Maintain Our Strength in Malt Production. We intend to support and grow the existing market for our beer malt products through increased marketing and sales efforts in the provinces in which we currently sell such products and by commencing our marketing and sales efforts in neighboring provinces.  We also intend to add new malt products to our malt product catalog to help our customers meet the rapidly-growing demand for alternative types of beers in the PRC and to give us a competitive advantage in the marketplace by offering alternative malt products that are not available from competitive malt suppliers.  As we add new malt products, we may adjust our product offerings to reduce our investment in certain lower-profit malt products.  We also intend to focus on improving our malt production processes in an effort to continue to improve our production quality and controls and to reduce production costs.

Produce High-Quality Beer Products. We are committed to producing a variety of full-flavored, affordably-priced beers. We employ a Head Brewmaster and an assistant brewmaster to ensure the high quality and consistency of our products. To monitor the quality of our products, we maintain our own quality control laboratory staffed with 16 full-time quality control technicians. To monitor freshness, we date each bottle, can and case with the date and time of its bottling or canning. We brew our beers according to traditional styles and methods by selecting and using only high-quality ingredients.

 Acquiring Complementary Beer Products Lines and Companies. We intend to selectively pursue strategic acquisition opportunities that we believe will grow our customer base, expand our beer product lines and distribution network, enhance our production and technical expertise or otherwise complement our business or further our strategic goals. Pursuing strategic acquisitions is a significant component of our growth strategy.

Brew Products in Company-Owned and Operated Facilities. We own and operate our own brewing facility, which enables us to optimize the quality and consistency of our products, to achieve the greatest control over our production costs and to formulate new brewed products. We believe our ability to engage in new product development through onsite experimentation in our brewhouse and to continuously monitor and control product quality in our own facilities are competitive advantages.

Maintain a Focused Distribution of Our Beers. We distribute our beers under our own labels through a network of wholesale distributor relationships.  We currently distribute our products in seven provinces in both eastern and northern China, although the majority of our sales remain concentrated in Shandong and Hebei Provinces. We intend to further penetrate our existing markets and to enter new markets with a targeted, cost effective approach in our sales and marketing efforts. We choose wholesaler distributors that we believe will best promote and sell our brands. Through on-site tours and presentations, we actively educate our distributors in the total brewing process and the growing middle-market beer industry.  Over the longer term, we intend to explore the export market for our products by distributing our beers through international trading companies headquartered in the PRC.

Introduce New Products. We are committed to developing and introducing new beer products under our own labels to appeal to the growing middle market in China’s second and third-tier cities. We believe our diversified product mix and brewing expertise enhance our ability to create successful new products. We also believe that new product introductions have helped us gain consumer awareness in our existing markets. Currently, we  market one beer under our Qinglin label, one beer under our Qingyi label and six beers under our Qingyuan label. In 2011, we intend to introduce a new draft beer that has a fresher, non-oxidized taste, better color and a higher nutritional value than our existing beer products.

Increase Our Bottling and Canning Capacity. Since we started producing beer in 2007, our beer production capacity has exceeded our bottling capacity, which has had an adverse impact on our ability to maximize our beer sales.  Our first bottling line commenced operation in February 2007 with an annual bottling capacity of 37,000 metric tons, assuming 10 working months per year, a 5-day work week and two 8-hour shifts per day.  In January 2010, we added a second bottling line, which increased our annual bottling capacity to 83,000 metric tons and in October 2010, we added our first canning line, which increased our bottling and canning capacity to 98,000 metric tons.  Based upon the anticipated increase in our beer sales and product mix, we intend to continue to expand our bottling and canning capacity, and in 2011, we intend to add an additional beer bottling line to increase our bottling and canning capacity to 160,000 metric tons.

Provide a High Level of Customer Service. Through our high-quality brewing standards and timely availability of product, we believe we  provide a high level of customer service to our malt and beer customers. We believe our emphasis on customer service has enabled us to increase sales to these customers.

Our Malt Business

Linyi Malt was organized in 2004. Its business purpose is to engage in the manufacture and sale of brewer’s malt used in the production of beer.  With the growth in demand for beer in both urban and rural China, industry data has consistently indicated a shortage of suppliers of quality brewer’s malt. Linyi Malt was established to help fill that gap. Linyi Malt currently has the capacity to produce 120,000 metric tons of malt per year.

Linyi Malt imports barley from Australia, Canada and France, depending on customer demand and market conditions. We also malt a variety of domestic barleys, including Jiangsu barley from eastern China and Gansu barley from northwest China, and a particularly high-quality barley from Inner Mongolia. We also import French wheat for malting for use in wheat beers. Raw material generally arrives at the nearby Pingyuan railway station, from which we transport it to our production facility in our own vehicles.

 Currently, we manufacture various types of malt products.  Our malts are either used in the production of our own beer products or are sold on a wholesale basis to other breweries through our direct sales force.  Most of our third-party malt sales involve malts that made to meet our customers’ specifications on a custom basis.

The malting process is an ancient process, but modern technology has enabled us to optimize the quality and consistency of our end product.  Malting, in general, consists of germinating grain in water, then applying heat to rapidly halt the germination process. Our technology allows us to adjust the timing and ventilation process to provide the optimal malting conditions for each variety of grain that we use.  Our brewer’s malt is currently shipped to brewers located in Hebei, Guangdong and Shandong provinces in the PRC. Our central location of Shandong Province within China’s industrial corridor makes transportation particularly convenient. In general, our customers pay the freight charges from our warehouse loading dock.

In 2008, Linyi Malt was awarded the Quality Management System Certification by the Beijing United Intelligence Certificate Co., Ltd. The certification verified that the Company’s quality management system for the production of brewer’s malt met the standards of ISO9001:2000.

The commencement of the brewing operations of Qingyuan Beer in 2007 provided us a captive customer for our brewer’s malt. Currently, only a small percentage of our malt production is delivered to Qingyuan Beer. If its growth continues, we believe Qingyuan Beer will purchase a larger portion of our annual malt production, which should reduce our costs of producing beers and increase the overall profitability of our enterprise.

Our Beer Business

We currently produce eight distinctive, full-flavored, moderately-priced beers and continually engage in the research and development of new specialty beers.  To assure quality, we brew our beers using high-grade raw materials, including malts from our Linyi Malt subsidiary that are made from high-quality domestic barleys as well as barleys imported from Australia, Canada and France, high-quality Dongbei rice that is locally grown, hops from Gansu Province and other natural ingredients. We distribute our beers only in glass bottles and aluminum cans.

In the production and marketing of our beers, we  target the middle class consumer in the PRC as we believe the middle market for well-crafted, but moderately-priced beers has been under-exploited in China. With the rapid growth of the middle class in China, we believe the demand for well-crafted beer is likewise expanding and will continue to grow. Nevertheless, 90% of the beer produced in China today remains the low-quality, low-priced beer developed to meet the demands of a less-developed economy.  Significant improvements in beer technology in the past 20 years have enabled low-cost production of generic beer, which has prompted most established brewers to compete on the basis of price. This phenomenon has resulted in reducing margins across the industry, preventing most brewers from capturing a significant portion of the market outside their own province. All but a few of the beer manufacturers in China only sell their products locally, where they hold market position on the basis of familiarity. We believe it is neither easy nor profitable to attempt to gain a nationwide foothold in the low-end market.

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

The specifications and characteristics of the eight beers we produced as of December 31, 2010 are set forth below.

Trademark	Description	Type

Qinglin Original Draft (青临原生态)	Brewed with malt made from domestic and imported Australian barley and fermented in low temperature. This beer has a fresh taste.	Lager

Qinyi Draft (青邑纯生)	Brewed with malt made from domestic and imported Australian barley. This beer has a clear malt flavor and is light and refreshing.	Lager

Qingyuan Aomaiwang (青源澳麦王)	Brewed with malt made from imported Australian barley. This beer has a thick malt flavor.	Lager

Qingyuan Light Beer (青源低糖八度)	Brewed with malt made from domestic and imported Australian barley. This beer is fine and light in color, has a smooth foam and a clear hops flavor.	Lager

Trademark	Description	Type

Qingyuan Golden Wheat Dry (青源金麦干)	Brewed with malt made from domestic and imported Australian barley. This beer has a thick flavor.	Lager

Qingyuan Qingyuanxue (青源青源雪)	Brewed with high-quality malt made from Australian and domestic burnt barley and high-quality hops. This beer has a special taste and a long shelf life.	Lager

Qingyuan Vistar (青源维斯达)	Brewed with malt made from Australian barley and fermented in medium and high temperature for a short period of time. This beer has a clear hops flavor.	Lager

Qingyuan Beer (Canned) (青源啤酒[罐装])	Brewed with malt made from Australian barley. This is a canned beer with a thick malt flavor.	Lager

Brewing Operations

Beer is made primarily from four natural ingredients: malted grain, hops, rice and water. Malt suppliers, such as Linyi Malt, prepare malt from barley grain by soaking it in water to initiate germination and then drying (kilning) the germinated grain with varying amounts of heat to vary the final characteristics of the malt (for example, more heat yields “roasted” malt).  Hops grow in many varieties and impart bitterness or other distinctive flavors to the beer.   Yeasts are either top-fermenting, used in ale production, or bottom fermenting, which produce lager style beers.

Brewing Process. The process of brewing beer consists of extracting fermentable sugar from the malt, brewing the liquid containing these sugars (wort) in combination with hops and other natural flavorings, fermenting the brewed liquid and then finishing (maturing) the beer in tanks for periods ranging from 10 to 40 days depending upon the beer style.

Extracting the fermentable sugars begins with milling the dried malt. Milling consists of crushing (not grinding) the malt between pairs of rollers in the malt mill. This causes a separation of the husk from the body and also breaks the body and exposes the internal components of the barley malt for the mashing process.

The crushed malt is then combined with brewing water at a specific temperature in the mash tub to create the mash.  Our system uses three precisely controlled temperature and time plateaus to create the resultant sugar liquid called “wort.”  The completed mash is then filtered by gravity in the filter tank.  The filtration media is the crushed malt husk and undissolved grain kernels.  The wort is collected and transferred to the wort kettle.

The wort is boiled in the wort kettle for 90 to 120 minutes.  During this boiling process, the precise amount of the hop varietals are added at specified time intervals to create the desired bitterness and aroma. The boiled wort is then transferred to the hot wort tank (whirlpool) where the proteins from the malt and the tannins from the hops  are allowed to settle out and are removed.  The wort is then rapidly cooled to the desired temperature and infused with air.

The aerated wort is then transferred to fermentation tanks to which a precisely monitored amount of yeast of a specific type at a specific temperature is added.  Air in the wort allows the yeast to remain flexible and enables it to begin a rapid and complete fermentation.  After several hours, the air is depleted and the fermentation continues in an anaerobic (without air) process.  We use two types of yeast, a lager yeast (bottom fermenting) and an ale yeast (top fermenting).  Fermentation takes seven days, and during this time the yeast will multiply dramatically.   At the end of the fermentation, the yeast will be recovered for a new fermentation and the tender beer is transferred to a storage (lager/ruh) tank.

The storing of beer at cold temperatures is called “lagering” and/or “ruh.” The amount of time that the beer is allowed to lager varies with the type of beer, with ales having a shorter lager period than lagers.  This storage period allows for the reduction of the wort created during the fermentation process.  It also allows for the clarification and maturing of the fine beer flavor. After lagering, the beer is filtered to remove any unwanted yeast and other insoluble materials.  The beer’s carbonation results from a combination of natural absorption of carbon dioxide byproduct from the fermentation process and carbonation after filtering.

Our  brewery has one series of vats and tanks that are used to produce our brewed products.  Our wort kettle is a copper kettle manufactured in Germany.  Also located in the brewing area is a quality control laboratory and various refrigerated rooms for storing special brewing ingredients.  Our beers are transported from these tanks directly to the bottling house through connecting lines.  The brewery’s estimated annual capacity based upon the current product mix is approximately 200,000 metric tons of beer per year, based upon 20 hours each working day and a 7-day work week.  However, capacity is a function of the product being produced because of the varying storage times for the different types of products.  Different beers require between 10 and 40 days in tanks to allow for fermentation and finishing, and we have assumed an average of 30 days for purposes of calculating our estimated annual production capacity.  In fiscal 2010 and 2009, we shipped 74,735 metric tons and 13,122 metric tons of beer, of which 25% and 28% were bottled under the Qinglin label, 21% and 29% were bottled under the Qingyi label and 54% and 43% were bottled under the Qingyuan label, respectively.

Bottling and Canning.  We  package our products in bottles and in aluminum cans. Our bottling facility has two automated bottling lines and one automated canning line.  The bottling lines contain bottle filling and sealing machines, pasteurizing lines, bottle labeling equipment, bottle casing and packing equipment.  Each bottling line handles recycled 600 ml., 500 ml. and 330 ml. bottling.  Each line also contains capacity for bottle soaking and washing.  The canning line, which became operational in September 2010, contains can filling and sealing machines, a pasteurizing line and can casing equipment.  This line is currently configured for only 320 ml. cans, but can also be modified to handle 500 ml. cans.  Areas are set aside for packaging supplies and short-term holding of finished cases pending shipment to the distributors.

Quality Assurance. Qingyuan Beer employs a Head Brewmaster and an assistant brewmaster to ensure the high quality and consistency of its products. To monitor the quality of our products, we  maintain our own quality assurance lab and employ 16 full-time quality control technicians. We brew our beers according to traditional styles and methods, and have implemented a quality control process to precisely maintain and assure the highest quality and consistency within each brewing step.  In order to maintain product quality for the consumer, we pasteurize our bottled products. To monitor freshness, we date each bottle, can and case with the date and time of bottling.

Ingredients and Raw Materials.  We have several sources for the purchase of ingredients or other raw materials. Linyi Malt imports barley for its malts from Australia, Canada and France, depending on customer demand and market conditions.  We also malt a variety of domestic barleys, including Gansu barley from northwestern China and high-quality barleys from Inner Mongolia.  Husked rice is grown on irrigated farmland under contractual agreements with a variety of farmers in the Shandong Province region.  Given the extensive agricultural activity in the region, we believe there is an abundant and reliable supply of rice to meet ongoing production needs.  Hops and yeast are purchased from a number of suppliers whose prices are all relatively competitive.

Our brewery  uses naturally-filtered water from deep underground wells adjacent to our brewery facilities.  The pristine water quality and composition were primary factors in choosing this particular water source.  Specifically, our water source contains a relatively low mineral content making it very suitable for brewing our particular beers.  We intensively monitor the quality of the water used in our brewing process for compliance with our own stringent quality standards.

Our brewery operations also utilize glass bottles, caps, labels, aluminum cans and corrugated and other paper products, all of which are anticipated to be available from several sources.  We currently use three types of containers for our beer:  600 ml. bottles, 500 ml. bottles and 320 ml. aluminum cans.  In the second quarter of 2011 we intend to add another bottling line that can be adjusted to produce 330 ml, 500 ml or 600 ml bottles.  To date, all of the new beer bottles we have acquired have been supplied by regional glass manufacturers located in Hebei Province.  However, we currently have a recycling program in place in which substantially all of our beer currently is bottled in recycled bottles that we obtain primarily from our distributors.  We believe there are a variety of other bottle recyclers located in Shandong Province and neighboring provinces that represent an easily-available source of supply of bottles in addition to the suppliers we are currently using.

 As with most agricultural products, the supply and price of raw materials used to produce our beers can be affected by a number of factors beyond our control, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on our business, financial condition and results of operations. In addition, our results of operations are dependent upon its ability to accurately forecast our demand for raw materials. Our failure to accurately forecast our demand for raw materials could result in us either being unable to meet higher than anticipated demand for our products or producing excess inventory, either of which may materially adversely affect our business, results of operations and financial condition.

Transportation

Our malt production and brewery facilities are located in Linyi County in Shandong Province in eastern China.  This location places them centrally in the industrial corridor of China that runs from Harbin through Beijing and Guangzhou to Shanghai, while also providing ready access to train lines and roadways connecting western China.  During 2010, substantially all of our products sold were loaded and shipped by truck directly to the customer or distributor in trucks owned or supplied by the customer or distributor.

Sales, Marketing and Distribution

We market our malt products through a sales team in Hebei, Guangdong and Shandong Provinces in the PRC.  The sales team is responsible for securing orders for our malt products, maintaining and building relationships with existing customers and securing new customers.  Our sales team is also involved with identifying new markets for our malt products in line with our existing customer base and our geographical expansion plans.

During the year ended December 31, 2010, other than Qingyan Beer, over which we have exclusive control, three customers of Linyi Malt accounted for 10.45%, 10.35% and 10.13%, respectively, of our malt revenues, and 6.76%, 6.70% and 6.55% of our total net revenues.  During the year ended December 31, 2009, other than Qingyuan Beer, three customers of Linyi Malt accounted for 11.59%, 10.98% and 10.95%, respectively, of our malt revenues, and 8.73%, 8.28% and 8.26% of our total net revenues.  The loss of any of these customers, if not immediately replaced, could have a material adverse affect on our business, financial condition and results of operations.

We  distribute our beer products through a network of independent distributors whose principal business is the distribution of beer and other alcoholic and non-alcoholic beverages.  These independent distributors resell our products to wholesalers, who are responsible for securing and stocking the retailers that sell our beers to the consumer.  We believe this multi-level network is particularly effective in achieving the widespread distribution necessary for us to achieve a market position in small cities and villages.  Currently our beer products are being distributed through approximately 70 independent distributors in seven northern and eastern provinces (Shandong, Hebei, Tianjin, Henan, Anhui, Jiangsu and Shanxi).  We select distributors in each market that we believe will devote attention and resources to the promotion and sales of our products. Most of our distributors also represent a number of national beer brands and have established significant retail penetration in their territory to make that brand widely  available.  We  believe that both the brewing of our beer products  in our company-owned facilities and our corresponding regional identity are viewed positively by independent distributors in deciding whether to carry our branded products.

Our beer products are sold to independent distributors by a team of full-time salespeople. We are  primarily focused on building relationships through personal contact with our existing and new distributors to broaden the market presence of our beer products. Since our beers are only a portion of our distributors’ expanding portfolio of product offerings and compete with other beers, it is becoming more important for us to elevate our brand awareness with each distributor. This is accomplished by on-site training of distributors’ staff and, in some cases, offering educational tours of our brewery.  Several of our largest distributors and their sales forces have visited our brewery to enhance their knowledge of our products. Our sales representatives also arrange taste testings of our beers for our  distributors and supply informational literature for circulation among distributors’ retail customers. To further promote our product sales, we periodically offers beer samples or price discounts to distributors in certain markets. We anticipate that we may continue to offer such promotions in response to competitive conditions.

In the years ended December 31, 2010 and 2009, no distributor accounted for more than 10% of our aggregate beer sales.

We believe that in order to stimulate consumer demand we must educate not only our distributors but also the wholesalers, retailers and consumers about the freshness and quality of our products. We have  advertised our products in local newspapers and other local media within the markets in which our products are sold. Our advertising and promotional materials are designed to stress the unique qualities of our products, such as product freshness and the styles of beers offered.  Our Qingyuan Beer sales force also travels with distributor sales personnel to wholesale and retail accounts to familiarize new accounts with our products and to increase sales at existing accounts.

Our strategy is to increase our penetration into existing markets with a targeted, cost-effective approach in our sales and marketing efforts. This strategy will be implemented by further developing our existing distributor relationships and/or establishing new distributors in target markets.

The beer industry in China is seasonal, and our sales are usually the lowest in the months of October and November.

Competition

Competition in the Malt Business. We believe there are approximately 120 to 160 malt manufacturers throughout China with an aggregate production capacity of four million metric tons of malt per annum.  The three largest of such manufacturers, Supertime Development Co., Ltd., Dalian Zhong-liang Malt Co., Ltd. and Heilongjjiang Beidahuang Malt Co., Ltd. currently dominate the PRC malt market accounting for an aggregate of approximately 52.5% of the market share.

We do not compete with the major maltsters on a national level. Instead, we compete on a regional level, taking advantage of our closer proximity to our clients located mostly within our province and our neighboring provinces.  This affords our clients the ability to purchase malts from us on a more frequent basis than purchasing malts from the national maltsters that are not located in our province.  Within our sales coverage of the regional market, our strong and prevailing market position is stable due to the lack of high-quality local maltsters, our well established business relationships with local brewers as well as the steadily increasing demand for malt from the beer industry in our region. We expect to reinforce and strengthen our current market position by raising capital to expand our production and packaging capacity.

Imported malt suppliers are becoming active market participants in the Chinese malt industry by means of introducing advanced malt processing technology, while domestic maltsters like us have signature strengths in price and cost control. However, there can be no assurance that the competition, especially in client development and selling price, between domestic and foreign malt suppliers, or even between regional maltsters, will not intensify in the future.

Competition in the Beer Business. Competition in the Chinese beer industry is developing rapidly due to the growth in demand and the encouragement of the Chinese government.  As a result, we compete with a significant number of other breweries in the production and marketing of beer. For example, within Linyi County alone, where Qingyuan Beer is located, there are two brewers with annual production of 200,000 metric tons and five brewers with annual production of 100,000 metric tons, including Qingyuan Beer.  In the regional moderately-priced beer market, we compete against such regional brewers as Shandong Yinmai Brewery Co., Ltd., Shandong Taishan Beer Co., Ltd. and Shandong Weihaiwei Brewery Group. We also faces competition from larger, national beer companies such as Tsingtao, Yanjing and Xuehua Beer, which currently produce moderately-priced branded beers, as well as premium beer.

While approximately 85% of the beer consumed in China is brewed by Chinese brewers, imported beer accounts for an increasing share of the domestic moderately-priced beer market. We also compete with niche beers produced by affiliates of certain major domestic brewers. For example, Huarun Xuehua Beer (China) Co., Ltd., a subsidiary of SABMiller, produces moderately-priced beers for sale in the Chinese  markets. In addition, we expect that the major national brewers, with their superior financial resources and established distribution networks, will seek further participation in the continuing growth of the moderately-priced  beer market through the investment in, or formation of distribution alliances with, smaller specialty brewers. The increased participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the beer market in which we compete. Many of our competitors have significantly greater financial, production, product distribution and marketing resources than do we.

Our beer products also compete generally with other alcoholic beverages, including products offered in other segments of the beer industry and low alcohol products. We compete with other beer and beverage companies not only for consumer acceptance and loyalty, but also for shelf and tap space in retail establishments and for marketing focus by our distributors and their customers, all of which distribute and sell other beer and alcoholic beverage products.

Regulations

Management believes we currently have all material licenses, permits and approvals necessary for our current operations.  However, existing permits or licenses could be revoked if we were to fail to comply with the terms of such permits or licenses, and additional permits could in the future be required for our existing or expanded operations. If licenses, permits or approvals necessary for our operations were unavailable or unduly delayed, or of any such permits or licenses were revoked, our ability to conduct our business could be substantially and adversely affected.

Brewery and Malt Regulation. We are subject to licensing and regulation by a number of governmental authorities and are required to obtain certain license and certificates, among which, the most important ones are Beer Production License, Grain Purchase License and Certificate of Record for Manufacturers' Self-declaration:

According to the Food Safety Law of the People's Republic of China effective on June 1, 2009, all food producers in China shall obtain  license when engaging in food production activities. In compliance with the PRC Food Safety Law, we applied and then obtained Beer Production License. We currently maintain valid Beer Production License.

Our malt business is subject to the Administrative Regulation on Grain Circulation effective on May 26, 2004, according to which, business operators shall obtain Grain Purchase License  in order to be qualified to purchase grain in China. We currently maintain valid Grain Purchase License issued by Linyi Grain Bureau.

In accordance with the Foreign Trade Law of The People's Republic of China promulgated and implemented on July 1, 2004, foreign trade dealers engaged in import and export of goods or technologies shall register with the relevant authorities. We completed the registration on October 13, 2008 and obtained the Certificate of Record for Manufacturers' Self-declaration on June 2, 2009 issued by Dezhou Entry-Exit Inspection and Quarantine Bureau. We currently maintain its valid status.

State and Federal Environmental Regulation. Our operations are subject to environmental regulations and local permitting requirements regarding, among other things, air emissions, radiation, water using, water discharges and the handling and disposal of wastes. We currently have the Radiation Safety License, and are in the process of renewing the licenses for water using, water discharges and waste disposal. While we have no reason to believe our operation violates any such regulation or requirements, if such a violation were to occur, our business may be adversely affected. In addition, if environmental regulations were to become more stringent in the future, we could be adversely affected.

Trademarks

We consider our trademarks, particularly the “Qinglin,” “Qingyi” and “Qingyuan” brand names, beer recipes and product packaging, advertising and promotion design and artwork to be of considerable value to our business. We  rely on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect our proprietary rights.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use information that we regard as proprietary. There can be no assurance that the steps we take to protect our proprietary information will prevent misappropriation of such information and such protections may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products with taste and other qualities similar to our beers. While we believe our trademarks, copyrights and recipes do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting that our  trademarks, copyrights and recipes infringe, or may infringe, the proprietary rights of third parties.

The potential for such claims will increase as we introduce new beers, increase distribution in recently-entered geographic areas or enter new geographic regions. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of management personnel, cause product distribution delays or require us to enter into royalty or licensing agreements.

Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of infringement against our company and failure or inability of our company to license the infringed or similar proprietary information, our business, operating results and financial condition could be materially adversely affected.

Employees

At December 31, 2010, we had 340 full time employees, including 285 in production, 20 in sales and marketing, and 35 in administration. None of our employees is represented by a labor union. We believe our relations with our employees is good.

As required by applicable Chinese law, we have entered into employment contracts with substantially all of our officers, managers and employees. We are working towards entering into employment contracts with those employees who do not currently have employment contracts with us. The PRC enacted a new Labor Contract Law, which became effective on January 1, 2008. We have updated our employment contracts and employee handbook and are in compliance with the new law. We will work with our employees to insure that our employees obtain the full benefit of the law. We do not anticipate that changes in the law will materially impact our balance sheet and cash flows.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

All land in China is owned by the government. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. Linyi Malt and Qingyuan Beer currently have land use rights to approximately 51,554.94 and 113,356 square meters, respectively, in various parts in Linyi, Shandong Province. All fees for acquiring such land use rights have been paid off as of December 31, 2010. Each of Linyi Malt and Qingyuan Beer also owns several buildings in Linyi, as described below. None of the properties owned by either Linyi Malt or Qingyuan Beer is subject to mortgage.

Administrative Offices. Our executive offices and the executive offices of Qingyuan Beer are located on a parcel of land in the Linyi Linpan Industrial Park, Shandong Province. The executive offices of Linyi Malt are located on a parcel of land in the Linyi Hengyuan Economic Zone at Area No. 1 and YuanZhen Road in Shandong Province.

Malt Facility. Linyi Malt produces and packages its malt products in its own production facility located on 51,554 square meters of land in the Linyi Hengyuan Economic Zone at Area No. 1 and YuanZhen Road in Shandong Province. The executive offices and production facilities are contained in 17,791 square meters of usable space that includes a malt production facility, an office building and three other buildings used for storage and warehousing purposes. Linyi Malt has properly acquired and obtained the land use rights relating to these facilities, which will expire in March 2054 and August 2056.

Brewing Facility. Qingyuan Beer produces and packages its beverages in its own brewing and bottling  facility located on 103,477 square meters of land in the Linyi Linpan Industrial Park in Shandong Province. The executive offices and brewery are contained in 13,582 square meters of usable space that includes a building used as executive offices, an employee dormitory building, a brewing production building with a boiler room, an engine room and a brew house, and a building that houses two complete bottling lines and a complete canning line, including pasteurizers, and warehousing for packaging materials and finished products waiting for shipping. Qingyuan Beer has properly acquired and obtained the land use rights relating to these facilities, which will expire in August 2056.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this report, we are not a party to any legal proceedings, individually or in the aggregate, are material to us as a whole.

ITEM 4.	(REMOVED AND RESERVED.)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTCQB under the trading symbol “BEER”.  Prior to January 19, 2011, our common stock was quoted on the OTCQB under the trading symbol “SBRD”.

The following table sets forth the high and low bid prices of our common stock, as reported by Bloomberg, for each quarter since January 1, 2009. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

March 31, 2009	$0.225	$0.014
June 30, 2009	$0.375	$0.052
September 30, 2009	$0.525	$0.098
December 31, 2009	$0.300	$0.084

March 31, 2010	$0.263	$0.150
June 30, 2010	$0.500	$0.011
September 30, 2010	$0.500	$0.020
December 31, 2010	$0.510	$0.026

As of March 24, 2011 we had 126,857,289 shares of our common stock issued and outstanding, and we had approximately 1,463 holders of record of our outstanding shares.

On November 23, 2010, holders of 97,413,559 shares of our common stock, constituting 76.8% of the our issued and outstanding shares of common stock, gave their written consent to a resolution adopted on November 23, 2010, by our Board of Directors, to amend and restate our Certificate of Incorporation by filing an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State so as to:

•	Change the name of our company from “Sabre Industrial, Inc.” to “Tsingyuan Brewery Ltd.” (the “Name Change”);

•
Effect a reverse split of our common stock in a ratio of not more than 1-for-8 and not less than 1-for-20, such ratio to be determined by our Board of Directors, in its sole discretion (the “Reverse Split”); and

•	Reduce the authorized shares of our common stock from 300,000,000 shares to 90,000,000 shares (the “Authorized Shares Reduction”).

Despite approval of the Name Change, the Reverse Split and the Authorized Shares Reduction, our Board of Directors may, in its sole discretion, determine not to effect, and to abandon, any of such corporate actions without further action by our shareholders.  On January 14, 2011, our Board of Directors determined to only effectuate the Name Change at that time, and we filed an Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) with the Delaware Secretary of State that changed our name to Tsingyuan Brewery Ltd. which was accepted by the Delaware Secretary of State. On January 18, 2011 we received an approval from the Financial Industry Regulatory Authority (“FINRA”) clearing our name change effective as of January 19, 2011. Concurrently with the name change, our trading symbol was changed from “SBRD” to “BEER”.

As of the date of this report, no further action has been taken with respect to the Reverse Split or the Authorized Shares Reduction.  However, in the future our Board of Directors, in its sole discretion, may decide to file another amendment to our Certificate of Incorporation to effectuate the Reverse Split and the Authorized Shares Reduction, without requiring further approval by our shareholders.

Dividend Policy

The payment of dividends, if any, is within the discretion of our Board of Directors and will be contingent upon our revenues and earnings, capital requirements, financial condition and our ability to obtain approval to get monies out of the PRC.  We presently intend to retain all earnings, if any, for use in our business operations and accordingly, our Board of Directors does not anticipate declaring any dividends in the near future.

As stipulated by the Company Law of the PRC as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

•	Making up cumulative prior years’ losses, if any;

•	allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of our registered capital;

•
allocations of 5 -10% of income after tax, as determined under PRC accounting rules and regulations, to our “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to our employees; and

•	allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

Additionally, the PRC’s national currency, the yuan, is not a freely convertible currency.  Effective January  1, 1994, the PRC foreign exchange system underwent fundamental changes.  This reform was stated to be in line with the PRC’s commitment to establish a socialist market economy and to lay the foundation for making the yuan convertible in the future.  The currency reform is designed to turn the dual exchange rate system into a unified and managed floating exchange rate system.

A China Foreign Exchange Trading Centre was formed in April 1994 to provide an interbank foreign exchange trading market whose main function is to facilitate the matching of long and short term foreign exchange positions of the state-designated banks, and to provide clearing and settlement services.  The People’s Bank of China publishes the state managed exchange rate daily based on the daily average rate from the previous day’s inter-bank trading market, after considering fluctuations in the international foreign exchange markets.  Based on these floating exchange rates, the state-designated banks list their own exchange rates within permitted margins, and purchase or sell foreign exchange with their customers.

The State Administration of Foreign Exchange of the PRC (“SAFE”) administers foreign exchange dealings and requires that they be transacted through designated financial institutions.  All Foreign Investment Enterprises (“FIEs”) may buy and sell foreign currency from designated financial institutions in connection with current account transactions, including, but not limited to, profit repatriation.  With respect to foreign exchange needed for capital account transactions, such as equity investments, all enterprises in the PRC (including FIEs) are required to seek approval of the SAFE to exchange yuan into foreign currency. When applying for approval, such enterprises will be subject to review by the SAFE as to the source and nature of the yuan funds.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005. According to Notice 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing such offshore company with assets or equity interests in an onshore enterprise located in the PRC, or an offshore special purpose company. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore special purpose company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore special purpose company. To further clarify the implementation of Circular 75, the SAFE issued Circular 106 on May 29, 2007. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders or beneficial owners who are PRC residents in a timely manner.

Our current major shareholders residing in the PRC may fall within the ambit of the SAFE notice and be required to register with the local SAFE branch as required under the SAFE notice. If so required, and if such shareholders fail to timely register their SAFE registrations pursuant to the SAFE notice, this may subject such shareholders and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company, or otherwise adversely affect our business.

In addition, there can be no assurance that the yuan relative to other currencies will not be volatile or that there will be no devaluation of the yuan against other foreign currencies, including the U.S. dollar.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or current report on Form 8-K..

Equity Compensation Plan Information

We have not yet adopted an equity compensation plan for the issuance of equity securities or of options or warrants to purchase equity securities to any of our directors, officers or employees.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 7.  Management’s Discussion and Analysis or Plan of Operation

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such a difference include, among others, the potential risks, uncertainties and other factors summarized earlier in this report under the caption “Forward-Looking Statements and Associated Risks.”

During the period from our formation in 1996 to 2004, we were in an unrelated business that was discontinued in 2004.  From 2004 to September 24, 2010, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities.  On September 24, 2010, in exchange for a controlling interest in our publicly-held “shell” corporation, we acquired all of the issued and outstanding capital stock of Tsingyuan Holding.  This transaction is commonly referred to as a “reverse acquisition.”  For financial reporting purposes, Tsingyuan Holding was considered the acquirer in such transaction.  As a result, our historical financial statements for all periods prior to September 24, 2010 included in this report are those of Tsingyuan Holding, its subsidiaries and its VIEs, Linyi Malt and Qingyuan Beer.  Effective as of September 30, 2010, our board of directors resolved to change our fiscal year end from March 31 to December 31.

Overview

We are principally engaged in the production and distribution of brewer’s malt and beer products in the PRC.  Currently, we manufacture various types of malt products from a wide variety of domestic and imported barleys.   Our malts are either used in the production of our own beer products or are sold on a wholesale basis to other breweries through our direct sales force.  Most of our third-party malt sales involve malts that are made to meet our customers’ specifications on a custom basis.  At December 31, 2010, our beer line included eight full-flavored, affordably-priced beers that are marketed under the “Qinglin,” “Qingyi” or “Qingyuan” trade names to middle-class consumers in second- and third-tier cities throughout northern and eastern China.  Our malt and beer production facilities, which are located in Shandong Province in the PRC, have an aggregate annual malt processing capacity of approximately 120,000 metric tons, based upon two 8-hour shifts each working day, and an aggregate annual beer processing capacity of approximately 200,000 metric tons, based upon 20 hours each working day.

We started our malt business in 2004, one year prior to the commencement of our beer business.  Since the beer market has been robust in China, malt demand has increased in recent years.  Shandong, the province in which our two VIEs are located, is the largest beer production province in the PRC.  We believe most of middle- and small-sized breweries in China prefer to use the products of local malt manufacturers due to the lower transportation costs associated with such purchases.  After several years of our marketing and sales efforts, we believe we have established strong relationships with many of our malt customers and have established a solid distribution network for our malt products. We intend to support and grow the existing market for our malt products through increased marketing and sales efforts in the provinces in which we currently sell such products and by commencing our marketing and sales efforts in neighboring provinces.  We also intend to add new malt products to our malt product catalog to help our customers meet the rapidly-growing demand for alternative types of beers in the PRC and to give us a competitive advantage in the marketplace by offering alternative malt products that are not available from competitive malt suppliers.  As we add new malt products, we may adjust our product offerings to reduce our investment in certain lower-profit malt products.  We also intend to focus on improving our malt production processes in an effort to continue to improve our production quality controls and to reduce production costs.

Our plan for growth of our beer segment targets the most underserved portion of the rapidly-growing Chinese middle class. While the newer high-end entrants to the beer market in the PRC and the importers focus on the largest cities in China, we are focused on the second and third-tier cities, as well as small towns that are within the Chinese industrial and technology zone and so are sharing in the growing prosperity of China.  We believe the middle-class population of the smaller cities has recently been shifting their consumption pattern from drinking low-priced beer to affordably priced but higher-quality beer as a result of the recent increases in their disposable income. In many of these areas, our beers are among the few available beers that are crafted from top-quality raw materials using advanced brewing technology, while remaining priced at a level affordable for everyday consumption. We believe our wholesalers and distributors are generally pleased by our “alternative market” focus, as their marketing efforts can be more effective in areas in which they do not face the intense marketing pressure common in Beijing, Guangzhou and other major metropolitan areas.

While we started our beer business in 2005, it took us approximately two years to build up our branding in the market and, as a result, our production in commercial quantities only started in early 2007.  Since we started producing beer in 2007, our beer production capacity has exceeded our bottling capacity, which has had an adverse impact on our ability to maximize our beer sales. As we mentioned above, our beer production facilities have been designed for a maximum production capacity of 200,000 metric tons per year, based upon 20 hours each working day and a seven-day work week.  Our first bottling line commenced operation in February 2007 with an annual bottling capacity of 37,000 metric tons, assuming 10 working months per year, a 5-day work week and two 8-hour shifts per day.  In January 2010, we added a second bottling line, which increased our annual bottling capacity to 83,000 metric tons and in October 2010, we added our first canning line, which increased our bottling capacity to 98,000 metric tons.  Based upon the anticipated increase in our beer sales and product mix, we intend to continue to expand our bottling and canning capacity, and in 2011, we intend to add an additional beer bottling line to increase our bottling capacity to 160,000 metric tons.

Our revenue has increased significantly in recent years, from $8.0 million in 2008 to $52.3 million in 2010, which represented a compound annual revenue growth rate of 339% during 2010 and cumulative growth of 557% from 2008 to 2010.  In 2010, sales of our malt products represented 65% and our beer products represented 35% of our net revenues compared to 75% and 25%, respectively, in 2009.  In 2010, we produced 74,843 metric tons of malt products and 74,736 metric tons of beer products compared to 18,214 metric tons and 13,122 metric tons, respectively, in 2009.   Over the next few years, we expect our revenue growth to be driven primarily by increases in sales of our beer products and that sales of our beer products will represent an increasing percentage of our net revenues during such periods.  To increase our beer sales, we intend to expand our beer bottling and canning facilities and to consider acquisition opportunities in the beer industry to increase our beer production capacity and our annual yield to meet what we believe will be increasing customer demand for our products.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Our consolidated financial statements include the financial statements of our company and our subsidiaries.  All transactions and balances among our company and our subsidiaries have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe the following are our critical accounting policies:

Principles of Consolidation

Pursuant to Accounting Standards Codification Topic 810, “Consolidation”, Linyi Malt and Qingyuan Beer, as VIEs of Beijing Qingyuan, have been consolidated in our financial statements. Linyi Malt and Qingyuan Beer’s sales are included in our total sales, their income from operations is consolidated with ours, and our net income includes all of Linyi Malt and Qingyuan Beer’s net income.

Based on the various contractual arrangements described in Item 1. “Business – Our History and Corporate Structure – Relationships with Tsingyuan Group and its Owners,” we are able to exercise control over the VIEs, and to obtain in full the economic benefits.

Estimate of the useful lives of property and equipment – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the years ended December 31, 2010 and 2009.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.  We offer neither sales returns nor rebates to our customers, and our revenue reflects our actual sales.

See “Note 2.  Summary of Significant Accounting Policies” in “Item 8.  Financial Statements and Supplementary Data” herein for a more complete discussion of the critical accounting policies and estimates adopted in this report.

Results of Operations

In fiscal 2011, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last three years.  As discussed above, in 2010, we completed the expansion of our beer bottling capacity by adding our second complete bottling line and our first complete canning line.  We are currently planning to construct an additional bottling line in 2011 that will increase our bottling capacity by  62,000 metric tons, an additional 63%.  We also expect to continue to scale up operations and to develop new markets for our malt and beer products and to accelerate our revenue and profit growth. Specifically, for our beer segment, we plan to increase our sales force in an effort to reach untapped markets in provinces in which our beer products are not currently sold. For our malt segment, we plan to continue to increase sales primarily by continuing to strengthen our relationships with our existing customers in an effort to increase the size of their orders.

In fiscal 2011, we expect the demand for malt and full-flavored, medium-priced beer, and the results of our malt and beer segments of our business, to remain strong.  Both the supply and the prices of the principal raw materials we use in the production of our products are expected to remain at their current levels.  We anticipate that our gross profit margin could increase further due to our planned increase in our production capacity and the anticipated increase in certain of our beer sales prices during fiscal 2011. We also expect to increase our market share in the beer products segment in our target markets in fiscal 2011.

Comparison of Fiscal Years Ended December 31, 2010 and December 31, 2009

	Years Ended December 31,
	2010	2009

Revenues	$52,303,074	$11,919,013
Costs of goods sold	$40,510,932	$9,273,236
Gross profit	$11,792,142	$2,645,777
General and administrative expenses	$569,295	$307,092
Selling expenses	$232,604	$6,280
Interest expenses	$(119,637)	$(893,090)
Net income	$8,253,784	$1,675,972

Revenues.  Revenues for the year ended December 31, 2010 were approximately $52.3 million, which represented an increase of approximately $40.4 million, or 338%, as compared to revenues of $11.9 million for the year ended December 31, 2009.  The increase in revenues was primarily due to increased sales volume of our malt products.  The price of our malt sold in 2010 did not increase as compared to that in 2009.   The pricing of our malt products is based primarily on the pricing of its principal raw material, barley. Since our malt is manufactured based on our customers’ specifications, our customers may adjust their selection of barley in the event they see fluctuations in the prices of certain types of barley or the prices of barley grown in certain locations.  The volume of malt we sold in 2010 increased significantly as a result of our long-term sales efforts in marketing and branding our malt products, which has enabled us to become the sole malt supplier to some of our customers. In addition, one of the first and largest malt manufacturers in Shandong province, Yantai Maiduoli Malt Co., which had an estimated annual production capacity of approximately 200,000 metric tons and had been in the malt business for over 20 years, was shut down by the Chinese government in the second quarter of 2010 due to a governmental urbanization project.

We also experienced increases in sales of our beer products resulting from the effects of our increased bottling capacity.  As discussed above, in January 2010, we added our second complete bottling line, which increased our maximum bottling capacity from 37,000 metric tons to 83,000 metric tons per annum, and in October 2010, we added our first complete canning line, which further increased our bottling capacity to 98,000 metric tons.  The increase in our bottling capacity has allowed us to increase both the number of beer distributors to which we sell our beer products and the geographical reach of our target market for that segment.  To a lesser extent, our beer revenues also increased in 2010 due to increased sales of higher priced beer products.

Cost of Goods Sold and Gross Profit.  Costs of goods sold increased from $9.27 million for the year ended December 31, 2009 to $40.5 million for the year ended December 31, 2010, which represented an increase of $31.2 million, or approximately 337%.  The increase in cost of goods sold was primarily due to the corresponding increase in revenues.  For the year ended December 31, 2010, our gross profit was approximately $11.8 million, which represented an increase of approximately 346% from $2.6 million for the year ended December 31, 2009.  Our gross profit margin (gross profit divided by total sales revenue) was approximately 22.5% for the year ended December 31, 2010, as compared to 22.2% for the year ended December 31, 2009.

General and Administrative Expenses.  For the year ended December 31, 2010, our general and administrative expenses increased by approximately $262,000 to $569,000, or by approximately 85%, as compared to $307,000 for the year ended December 31, 2009.  As a percentage of revenues, general and administrative expenses decreased from 0.03% in fiscal 2009 to 0.01% in fiscal 2010, primarily due to the significant increase in our revenues during fiscal 2010.  A significant increase in our general and administrative expenses in 2010 resulted from the additional expenses we are incurring as a publicly-traded company that is reporting under the U.S. federal securities laws.  During the year ended December 31, 2010, we incurred approximately $223,950 in legal fees and accounting fees related to such matters.  We had no such expenses in fiscal 2009.

Selling Expenses.  Selling expenses increased from approximately $6,000 for the year ended December 31, 2009 to $233,000 for the year ended December 31, 2010, an increase of approximately $227,000.  The increase in the amount of our selling expenses in 2010 was primarily the result of our new marketing strategy of providing free beer tastings and complimentary beers in conjunction with our beer sales efforts in order to assist our distributors in obtaining greater market share. Moreover, in 2010, we added ten sales persons in our beer segment and developed more distributors in the provinces adjoining Shandong province in 2010, which increased our salary, travel and social networking expenses.

Interest Expense.  Interest expense decreased approximately $773,000 in the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The difference in interest expense was primarily due to the repayments of short-term bank loans in the second and third quarters of 2010.

Income Taxes.  According to the PRC Corporate Income Tax Law, the corporate income tax rate applicable to our two VIEs,  Linyi Malt and Qingyuan Beer, was 25% in fiscal 2010 and 2009. We believe the same tax rate will be applicable to our two VIEs in fiscal 2011.

Net Income.  Net income for the year ended December 31, 2010 was approximately $8.3 million, as compared to net income of approximately $1.7 million for the year ended December 31, 2009.  Basic net income per share was $0.07 and $0.01 for the years ended December 31, 2010 and 2009, respectively.

Segment Information

We operate in two business segments: malt products and beer products.

Our malt products segment is involved primarily in the production of malt from domestic barleys grown in the PRC and imported barleys from Australia, Canada and France.  Our malt products segment markets its products domestically to brewers located in Hebei, Guangdong and Shandong provinces in the PRC.  It also sells its products to Qingyuan Beer, a brewer that we control.

Our beer product segment is involved primarily in the production of full-flavored, medium-priced beer.  Our beer products are marketed under the “Qinglin,” “Qingyi” or “Qingyuan” trade names to middle-class consumers in second- and third-tier cities throughout northern and eastern China.

The following tables set forth our revenues, sales in metric tons, operating income and production in metric tons by segment for the fiscal years ended December 31, 2010 and 2009 and the percentage increases for each segment between fiscal periods.

	Sales by Segment (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2010	2009	2010/2009	2010/2009
Malt Products	$33.8	$8.9	$24.9	280%
Beer Products	18.5	3.0	15.5	516%
Total	$52.3	$11.9	$40.4	342%
	Sales by Segment (in metric tons)
	Year Ended December 31,		Net Change	Percentage Change
	2010	2009	2010/2009	2010/2009
Malt Products	71,534	17,568	53,966	307%
Beer Products	74,914	13,401	61,513	459%
Total	146,448	30,969	115,479	373%

	Operating Income by Segment (U.S. dollars in millions)
	Year Ended December 31,		Change	Operating Margin Year Ended December 31,
	2010	2009	2010/2009	2010	2009
Malt Products	$7.1	$1.9	$5.2	21.0%	21.4%
Beer Products	3.8	0.4	3.4	20.5%	14.0%
Total	$10.9	$2.3	$8.6	20.8%	19.6%
	Production by Segment (in metric tons)
	Year Ended December 31,		Net Change	Percentage Change
	2010	2009	2010/2009	2010/2009
Malt Products	74,843	18,214	56,629	310%
Beer Products	74,736	13,122	61,614	469%
Total	149,579	31,336	118,243	377%

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations and, in prior fiscal years, borrowings from local commercial banks. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our operating requirements and anticipated capital expenditures over the next 12 months, other than the construction of our new bottling line.  To expand our operations, including our planned construction of an additional bottling line, we may seek additional financing, which may include additional equity financings.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.  Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

As of December 31, 2010, cash and cash equivalents were $1.12 million, a decrease of $2.61 million as compared to the balance of $3.73 million at December 31, 2009.

Net cash provided by operating activities for the year ended December 31, 2010 was $4.82 million as compared to net cash provided by operating activities of $8.53 million for the year ended December 31, 2009, representing a decrease of $3.71 million.  The decrease was mainly due to (i) an increase in accounts receivable and inventories of $2.0 million and $1.49 million, respectively, (ii) the decrease of $7.1 million in accounts payable and accrued expenses, and (iii) the increase in taxes payable of $2.76 million.

Net cash used in investing activities for the year December 31, 2010 was $0.98 million, as compared to $9.48 million used for the year ended December 31, 2009. The cash was mainly used in the purchase of property, plant and equipment and intangible assets in the year ended December 31, 2010 and 2009, respectively.

Net cash used in financing activities for the year ended December 31, 2010 was $6.54 million, as compared to $2.73 million provided by financing activities for the year ended December 31, 2009, which was mainly due to the repayment of our short-term loans from Chinese banks during fiscal 2010 and the repayment of related parties loans as described in Note 7 to our consolidated financial statements contained elsewhere in this report.

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of our company required by this Item 8 are set forth beginning on page F-1 immediately following the signature page to this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of December 31, 2010 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has previously identified a material weakness relating to our lack of sufficient personnel with the appropriate levels of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”), especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over the preparation, review and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and necessary journal entries.

Management has also indentified a material weakness relating to the relatively small number of professionals employed by our company in bookkeeping and accounting functions, which prevents us from appropriately segregating duties within our internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

These material weaknesses caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level.  Management is still in the process of remediating these material weaknesses.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management determined that there existed a material weakness relating to (i) our lack of sufficient personnel with the appropriate levels of knowledge, experience and training in the application of U.S. GAAP standards necessary for an effective system of internal control and (ii) the relatively small number of professionals employed in bookkeeping and accounting functions, which prevents us from appropriately segregating duties within our internal control systems.

As a smaller reporting company, management’s report is not subject to attestation by our independent registered public accounting firm.

Remediation plan for material weaknesses in internal control over financial reporting

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below. Many of these measures are entity-level in nature and we believe that the organizational and process changes we have and intend to adopt will improve our internal controls and governance environment.  Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness that we are in the process of doing and committed to continuing.  The development of these actions is an iterative process and will evolve as we continue to evaluate and improve our internal controls over financial reporting.

•
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•
We will begin implementation of an initiative and training in China to ensure that the importance of internal controls and compliance with established policies and procedures is fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

•	We will increase our accounting and financing personnel resources by retaining more U.S. GAAP knowledgeable financial professionals.

These remediation efforts are designed to address the material weaknesses identified above and to improve and strengthen our overall control environment. We believe these actions will substantially decrease the possibility of the occurrence of errors in our financial statements and minimize the chances that the material weaknesses will reoccur. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address any potential future deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

The following table sets forth information as of the date of this report with respect to our directors and executive officers.

Name	Age	Position

Dingyou Zhang	44	Chairman, Chief Executive Officer

Dingfu Zhang	58	Chief Operating Officer and Director

Mingxia Yuan	31	Chief Financial Officer and Director

Dingyou Zhang.  In 2004 Mr. Zhang organized Linyi Malt, where he has since been employed as Legal Representative and Chief Executive Officer.  Mr. Zhang also fills those roles for Qingyuan Beer. In 2000, Mr. Zhang organized the Linyi Hengchang Industrial and Trading Co., Limited, which became the highest earning company in the Linyi Hengchang Industrial District.  Previously Mr. Zhang was employed for eight years as General Manager of Shandong Xinwen Mineral Bureau. Mr. Zhang is a member of the Linyi County Standing Committee of the Dezhou Business Committee. Mr. Zhang has a law degree from the Shandong Governmental Law School and attended executive training programs at Tsinghua University School of Business, Beijing.  Dingyou Zhang is the brother of Dingfu Zhang, a member of our Board of Directors. We believe Mr. Zhang’s extensive business experience and role as the founder of Linyi Malt make him ideally suited to serve as our Chairman.

Dingfu Zhang.  Mr. Zhang has been employed by Linyi Malt as Manager since it was organized in 2004. From 2001 to 2004 Mr. Zhang was employed as Workshop Manager by Linyi Hengchang Industrial and Trading Co., Limited, where he was responsible for employee training and quality control and safety. From 1999 to 2001, Mr. Zhang was employed as Operations Manager by Muping Fenghe Fuel Co. In total, Mr. Zhang has 34 years experience in business management. He is a graduate of Linyi Sales and Supply College. Dingfu Zhang is the brother of Dingyou Zhang, the Chairman of the Company.  We believe Mr. Zhang’s experience in management and his experience with Linyi Malt since its formation qualify him to serve as a director of our company.

Mingxia Yuan.  Ms. Yuan has been employed as Chief Financial Officer of Qingyuan Beer since 2007.  From 2004 to 2007, Ms. Yuan was employed by Linyi Malt as senior Accounting Manager. Ms. Yuan is a graduate of Jinan University with a degree in accounting.  We believe Ms. Yuan’s experience in accounting is an asset to our board of directors, and along with her prior experience with our company, qualifies her to serve as a director.

Directors will serve until our next annual meeting, or until their successors are duly elected and qualified. Officers serve at the pleasure of the Board.

Family Relationships

There are no family relationships among our directors or executive officers listed above except that Mr. Dingyou Zhang and Mr. Dingfu Zhang are brothers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our current directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.  Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2010, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings and the Company’s records, the following table sets forth exceptions to timely filings:

Name	Reporting Event

Dingyou Zhang	On September 24, 2010, Dingyou Zhang acquired 46,820,000 shares of common stock in the Share Exchange. A Form 4 was not filed.

Dingfu Zhang	On September 24, 2010, Dingfu Zhang became an officer and director of our company and acquired 5,520,130 shares of common stock in the Share Exchange. A Form 3 was not filed.

Mingxia Yuan	On September 24, 2010, Mingxia Yuan became an officer and director of our company and acquired 5,520,130 shares of common stock in the Share Exchange. A Form 3 was not filed.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year ending December 31, 2011.

Audit Committee

We have not yet appointed an audit committee. Our board of directors currently acts as our audit committee. At the present time, we believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. As of the date of this report and since our recent consummation of our reverse merger, we do not have an “audit committee financial expert” as that term is defined in Item 407 of Regulation S-K due to the consummation of our recent reverse merger was quite recent; however, we are in the process of searching for qualified independent directors to join our board of directors, at least one of which will be an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in northeastern China to have base salaries as the sole form of compensation.  The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

Summary of Executive Compensation

The following is a summary of the compensation we paid to each person serving as our principal executive officer and principal financial officer during the fiscal years ended December 31, 20010 and 2009, respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dingyou Zhang(1)	2010	$75,861	0	0	0	0	0	0	$75,861
(Chairman and Chief Executive Officer )	2009	$29,300	0	0	0	0	0	0	$29,300

Mingxia Yuan(2)	2010	$45,517	0	0	0	0	0	0	$45,517
(Chief Financial Officer)	2009	$14,650	0	0	0	0	0	0	$14,650

Dingfu Zhang(3)	2010	$45,517	0	0	0	0	0	0	$45,517
(Chief Operating Officer )	2009	$14,650	0	0	0	0	0	0	$14,650

Michael Anthony(4)	2010	$0	0	0	0	0	0	0	$0
(Former Chief Executive Officer, President, Secretary and Treasurer)	2009	$0	0	0	0	0	0	0	$0

(1)
Mr. Dingyou Zhang’s salary for the fiscal years ended December 31, 2010 and 2009 was RMB500,000 and RMB200,000, respectively. The difference in U.S. dollars in the table above is due to the difference in foreign currency rates of RMB6.591 to $1.00 as of December 31, 2010 and RMB6.8259 to $1.00 as of December 31, 2009. Prior to September 24, 2010, the date we entered into the Share Exchange Agreement, Mr. Dingyou Zhang’s salaries indicated above were as paid by both Qingyuan Beer and Linyi Malt.

(2)
Ms. Mingxia Yuan’s salary for the fiscal years ended December 31, 2010 and 2009 was RMB300,000 and RMB100,000 respectively. The difference in U.S. dollars in the table above is due to the difference in foreign currency rates of RMB6.591 to $1.00 as of December 31, 2010 and RMB6.8259 to $1.00 as of December 31, 2009. Prior to September 24, 2010, the date we entered into the Share Exchange Agreement, Ms. Yuan’s salaries indicated above were paid by Qingyuan Beer.

(3)
Mr. Dingfu Zhang’s salary for the fiscal years ended December 31, 2010 and 2009 was RMB300,000 and RMB100,000 respectively. The difference in U.S. dollars in the table above is due to the difference in foreign currency rates of RMB6.591 to $1.00 as of December 31, 2010 and RMB6.8259 to $1.00 as of December 31, 2009. Prior to September 24, 2010, the date we entered into the Share Exchange Agreement, Mr. Dingfu Zhang’s salaries indicated above were paid by Linyi Malt.

(4)	Mr. Michael Anthony served as our Chief Executive Officer, President, Secretary and Treasurer until September 13, 2010.

Narrative Disclosure to Summary Compensation Table

As of December 31, 2010, we had not entered into any employment agreements with our named executive officers.

Outstanding Equity Awards At Fiscal Year-End

As of December 31, 2010, there were no outstanding equity awards to any of our named executive officers or directors.

Compensation of Directors

We did not compensate any of our directors in the fiscal year ended December 31, 2010.

As of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of March 24, 2011, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percentage of Class (3)
Directors and Executive Officers
Dingyou Zhang	81,415,248	64.2%
Chairman and Chief Executive Officer

Mingxia Yuan	20,520,128	16.2%
Chief Financial Officer and Director

Dingfu Zhang	5,520,130	4.3%
Chief Operating Officer and Director

All Directors and Officers as a Group (three individuals)	107,455,506	84.7%
Greater than 5% Stockholders
None	-	-

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)
Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o Tsingyuan Brewery Ltd., Linpan Industrial Park, Linyi County, Shandong Province, P.R. China.

(3)
When calculating the percentage of shares for all the persons listed and all directors and officers as a group, the denominator is 126,857,289, the number of shares of our common stock outstanding as of March 24, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We, through Qingyuan Management, are party to a series of control agreements with Linyi Malt and Qinyuan Beer, pursuant to which we exercise contractual control over Linyi Malt and Qinyuan Beer. The three shareholders and their respective ownership of Linyi Malt are Mr. Dingyou Zhang, our Chairman and Chief Executive Officer (89.9%), Mr. Dingfu Zhang, our Chief Operating Officer (6.2%), and Ms. Mingxia Yuan, our Chief Financial Officer (3.9%).  The two shareholders and their respective ownership of Qingyuan Beer are Mr. Dingyou Zhang (83.4%) and Ms. Mingxia Yuan (16.6%).  Mr. Dingyou Zhang serves as the Executive Director of both Linyi Malt and Qingyuan Beer.  The description of such control agreements contained in Item 1. “Business – Our History and Corporate Structure – Relationships with Tsingyuan Group and its Owners” is incorporated herein by reference.

During 2010, Linyi Malt borrowed an aggregate of $5,968,337 from Mr. Dingyou Zhang, our Chairman and Chief Executive Officer. The loan was not subject to a written agreement, did not bear interest and was due on demand. As of December 31, 2010, such loans from Mr. Zhang were repaid.

Between 2006 and 2009, Qingyuan Beer entered into multiple loan agreements with Weihai Hengchang Fuel Group Co., Ltd., a PRC company majority-owned by Mr. Dingyou Zhang (“Weihai”), pursuant to which Weihai loaned Qingyuan Beer an aggregate of $2.7 million. Each loan agreement was for one year and did not bear interest. As of December 31, 2010, all such loans from Weihai were repaid.

In June 2010, Mr. Dingyou Zhang lent RMB11,460,000 (approximately US$1,739,735) to Linyi Malt. The loan is subject to a written agreement, bears no interest and is payable on demand. As of December 31, 2010, $519,381 of such loan remains outstanding and payable to Mr. Zhang.

Independence of the Board of Directors

We have no independent directors as that term is defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid or accrued the following fees in each of the prior two fiscal years to our principal accountants:

Sherb & Co., LLP(1)

	Fiscal Year Ended December 31,
	2010(3)		2009(3)
Audit Fees	$80,000		$100,000
Audit Related Fees	10,000	(4)	-
Tax Fees	-		-
All Other Fees	-		-
Total	$90,000		$100,000

Michael F. Cronin(2)

	Fiscal Year Ended December 31,
	2010(3)	2009(3)
Audit Fees	$4,550	$5,000
Audit Related Fees		-
Tax Fees	-	-
All Other Fees	-	-
Total	$4,550	$5,000

(1)	Sherb & Co., CPA has been our auditor since September 24, 2010 and was the auditor of Qingyuan Beer and Linyi Malt, our VIEs, for the years ended December 31, 2009 and 2008.

(2)	Michael F. Cronin was our auditor prior to September 24, 2010.

(3)	We resolved to change our fiscal year end from March 31 to December 31 on September 30, 2010.

(4)	Audit Related Fees were for Sherb & Co., LLP’s review of our interim financial statements for the quarter ended September 30, 2010.

In the event that we should require substantial non-audit services, our Board of Directors would approve such services and the fees therefore.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this report:

Financial Statements

The following financial statements of Tsingyuan Brewery Ltd. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(b)      Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2011	TSINGYUAN BREWERY LTD.

	By:	/s/ Dingyou Zhang
Dingyou Zhang
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dingyou Zhang	Chairman of the Board and Chief Executive Officer	April 13, 2011
Dingyou Zhang	(principal executive officer)

/s/ Mingxia Yuan	Director and Chief Financial Officer	April 13, 2011
Mingxia Yuan	(principal financial officer and principal accounting officer)

/s/ Dingfu Zhang	Director and Chief Operating Officer	April 13, 2011
Dingfu Zhang

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
2.1	Agreement of Merger, dated July 1, 2008, incorporated by reference to Exhibit 2.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 9, 2010.

2.2	Articles of Merger, Florida, incorporated by reference to Exhibit 2.1.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 9, 2010.

2.3	Certificate of Merger, Delaware, incorporated by reference to Exhibit 2.1.3 to our Registration of Securities on Form 10-12G filed with the Securities and Exchange Commission on March 9, 2010.

3.1	Amended and Restated Certificate of Incorporation of Tsingyuan Brewery Ltd.*

3.2	By-laws of Tsingyuan Brewery Ltd., incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 9, 2010.

3.3
Amendment to By-laws, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the Securities and Exchange Commission on November 14, 2010.

10.1
Share Exchange Agreement dated September 17, 2010 between Sabre Industrial and the shareholders of Tsingyuan Holding Inc., incorporated by reference to Exhibit 10.A to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2010.

10.2
Exclusive Technical Service and Business Consulting Agreement dated June 26, 2010 between Beijing Qingyuan Hengchang Consulting Co., Ltd. and Linyi Hengchang Brewer’s Malt Co, Ltd., incorporated by reference to Exhibit 10.B to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2010.

10.3
Share Pledge Agreement dated June 26, 2010 among Beijing Qingyuan Hengchang Consulting Co., Ltd., the equity owners in Linyi Hengchang Brewer’s Malt Co., Ltd. and Linyi Hengchang Brewer’s Malt Co., Ltd., incorporated by reference to Exhibit 10.C to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2010.

10.4
Call Option Agreement dated June 26, 2010 among Beijing Qingyuan Hengchang Consulting Co., Ltd. and the equity owners in Linyi Hengchang Brewer’s Malt Co., Ltd., incorporated by reference to Exhibit 10.D to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2010.

10.5
Proxy Agreement dated June 26, 2010 among Beijing Qingyuan Hengchang Consulting Co., Ltd. and the equity owners in Linyi Hengchang Brewer’s Malt Co., Ltd., incorporated by reference to Exhibit 10.E to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2010.

10.6
Exclusive Technical Service and Business Consulting Agreement dated June 26, 2010 between Beijing Qingyuan Hengchang Consulting Co., Ltd. and Shandong Qingyuan Beer Co, Ltd., incorporated by reference to Exhibit 10.F to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2010.

Exhibit
Number	Description

10.7
Amended and Restated Share Pledge Agreement dated March 1, 2011 among Beijing Qingyuan Hengchang Consulting Co., Ltd., the equity owners in Shandong Qingyuan Beer Co., Ltd. and Shandong Qingyuan Beer Co., Ltd. (Bilingual version)*

10.8	Amended and Restated Call Option Agreement dated March 1, 2011 among Beijing Qingyuan Hengchang Consulting Co., Ltd. and the equity owners in Shandong Qingyuan Beer Co., Ltd. (Bilingual version)*

10.9	Amended and Restated Proxy Agreement dated March 1, 2011 among Beijing Qingyuan Hengchang Consulting Co., Ltd. and the equity owners in Shandong Qingyuan Beer Co., Ltd. (Bilingual version)*

10.10	Loan Agreement dated June 1, 2010 between Mr. Dingyou Zhang and Linyi Hengchang Brewer’s Malt, Co., Ltd. *

10.11	Form of Loan Agreement between Shandong Qingyuan Beer Co., Ltd. and Weihai Hengchang Fuel Group Co., Ltd. for multiple transactions on the same terms made during 2006 and 2009*

21.1	List of Subsidiaries*

31.1	Certification of Dingyou Zhang as the CEO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Mingxia Yuan as the CFO of the Company pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*      Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Tsingyuan Brewery Ltd. and Subsidiaries
(f/k/a SABRE INDUSTRIAL, INC.)

We have audited the accompanying consolidated balance sheets of Tsingyuan Brewery Ltd. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb & Co., LLP
New York, New York
April 12, 2011

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$1,117,383	$3,731,802
Accounts receivable	2,710,730	505,464
Inventories	2,358,178	569,886
Advances to suppliers	214,671	-
Other receivables	35,945	-
Total Current Assets	6,436,907	4,807,152

Plant and equipment, net of accumulated depreciation of $2,747,621 and $1,675,766 at December 31, 2010 and 2009, respectively	17,462,287	16,836,710
Deferred tax assets	-	71,158
Intangible asset, net	1,442,271	1,419,029

Total Assets	$25,341,465	$23,134,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$-	$6,581,642
Accounts payable and accrued expense	346,798	3,835,656
Advances from customers	322,943	-
Taxes payable	2,978,635	91,834
Due to related parties	519,381	371,106
Total Current Liabilities	4,167,757	10,880,238

Stockholders' Equity:
Preferred stock, Series B - $0.001 par value, 1,000 authorized, no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 300,000,000 shares authorized, 126,857,289 and 125,107,671 shares issued and outstanding)	126,857	125,108
Additional paid in capital	11,012,046	11,033,425
Statutory surplus reserves	832,981	-
Retained earnings (accumulated deficit)	7,155,952	(264,851)
Accumulated other comprehensive income	2,045,872	1,360,129
Total Stockholders' Equity	21,173,708	12,253,811
Total Liabilities and Stockholders' Equity	$25,341,465	$23,134,049

See notes to consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2010	2009

Sales	$52,303,074	$11,919,013
Cost of goods sold	40,510,932	9,273,236
Gross profit	11,792,142	2,645,777

Operating expenses:
General and administrative expenses	569,295	307,092
Selling expenses	232,604	6,280
Total operating expenses	801,899	313,372

Income from operations	10,990,243	2,332,405

Other income (expense):
Interest expense	(119,637)	(893,090)
Interest income	16,947	321,491
Other income	127,542	476,933
Total other income (expenses)	24,852	(94,666)

Income before income taxes	11,015,095	2,237,739
Income taxes expense	2,761,311	561,767

Net income attributable to common stockholders	8,253,784	1,675,972

Other comprehensive income:
Foreign currency translation adjustment	685,743	27,134

Comprehensive income	$8,939,527	$1,703,106

Earnings per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	125,630,160	125,107,671
Earnings per share, basic and diluted	$0.07	$0.01

See notes to consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
CONSOLIDATED STATEMENTS OF THE STOCKHOLDERS' EQUITY

									Total
	Preferred Stock		Common Stock		Additional	Statutory Surplus	(Accumulated Deficit)	Accumulated Other	Stockholders'
	Shares	Amoount	Shares	Amoount	Paid-in Capital	Reserves	Retained Earnings	Comprehensive Income	Equity

Balance, January 1, 2009	-	$-	125,107,671	$125,108	$11,033,425	$-	$(1,940,823)	$1,332,995	$10,550,705

Comprehensive income:
Net income	-	-	-	-	-	-	1,675,972	-	1,675,972
Unrealized foreign currency translation adjustment	-	-	-	-	-	-	-	27,134	27,134
Subtotal									1,703,106

Balance, December 31, 2009	-	-	125,107,671	125,108	11,033,425	-	(264,851)	1,360,129	12,253,811

Recapitalization of Sabre subsequent to Share Exchange	1,000	1	607,902	608	(20,239)	-	-	-	(19,630)
Preferred stock exchanged for common shares	(1,000)	(1)	1,141,716	1,141	(1,140)	-	-		-
Appropriation to statutory surplus reserves	-	-	-	-	-	832,981	(832,981)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	8,253,784	-	8,253,784
Unrealized foreign currency translation adjustment	-	-	-	-	-	-	-	685,743	685,743
Subtotal									8,939,527

Balance, December 31, 2010	-	$-	126,857,289	$126,857	$11,012,046	$832,981	$7,155,952	$2,045,872	$21,173,708

See notes to consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,253,784	$1,675,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,013,063	501,153
Deferred tax assets	71,972	546,204
Changes in operating assets and liabilities:
Accounts receivable	(2,131,757)	(133,310)
Advances to suppliers	(207,828)	2,519,407
Inventories	(1,722,855)	(234,425)
Other receivables	(36,526)	-
Accounts payables and accrued expense	(3,541,384)	3,605,484
Taxes payable	2,811,328	53,509
Advances from customers	314,874	-
Total adjustments	(3,429,113)	6,858,022
Net cash provided by operating activities	4,824,671	8,533,994

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(268,791)
Purchase of plant and equipment	(980,784)	(9,210,161)
Net cash used in investing activities	(980,784)	(9,478,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	-	9,209,341
Repayments of short-term loans	(6,656,903)	(16,079,803)
Proceeds from related parties	1,696,475	-
Repayment to related parties	(1,584,560)	9,603,670
Net cash (used in) provided by financing activities	(6,544,988)	2,733,208

NET (DECREASE) INCREASE IN CASH	(2,701,101)	1,788,250

EFFECT OF EXCHANGE RATE CHANGES ON CASH	86,682	5,781

CASH, BEGINNING OF YEAR	3,731,802	1,937,771

CASH, END OF YEAR	$1,117,383	$3,731,802

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$119,363	$806,793
Income tax paid	$1,458,205	$1,630,109

See notes to consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 1	Organization and Basis of Presentation

The consolidated financial statements include the financial statements of Tsingyuan Brewery Ltd. (“Tsingyuan”) a corporation incorporated under the laws of the State of Delaware, formerly known as Sabre Industrial, Inc. (“Sabre”). Hereafter, Tsingyuan, its subsidiaries and variable interest entities (“VIEs”), where Tsingyuan is deemed the primary beneficiary, are collectively referred to as the “Company”, unless specific reference is made to a subsidiary, a VIE, or to Sabre prior to it being renamed Tsingyuan.

On September 13, 2010, Dingyou Zhang, a citizen of the People’s Republic of China (the “PRC”), purchased 60,000,000 shares of common stock of Sabre from Corporate Services International, Inc. (“CSII”) (the “Zhang Stock Purchase”). The former CEO of CSII, in addition to being the majority shareholder of CSII, was the former sole director of Sabre. The Zhang Stock Purchase was for $408,000 in a private transaction whereby Sabre did not issue any shares and did not receive any of the proceeds. Sabre, prior and subsequent to the Zhang Stock Purchase (but prior to the Share Exchange, as defined below), was a shell corporation seeking a merger, or business combination, with an operating entity.

Prior to the Zhang Stock Purchase, Sabre had 100,758,543 shares of common stock issued and outstanding. In addition to the 60,000,000 shares of common stock sold by CSII to Dingyou Zhang, and as a condition of the Zhang Stock Purchase, CSII was required to exchange an additional 40,150,641 shares of common stock that it held, for 1,000 shares of Sabre’s newly authorized non-voting Series B Preferred Stock (the “Series B Exchange”). The preferred shares were convertible into 0.9% of the fully-diluted common stock of Sabre within 30 days after Sabre filed a current report on Form 8-K stating that it has ceased being a shell company. Subsequent to the Zhang Stock Purchase and the Series B Exchange, Sabre had 607,902 shares of common stock not owned or controlled by Dingyou Zhang or any of his affiliated entities.

On September 24, 2010, Sabre entered into a Share Exchange Agreement (the “Share Exchange”) with Tsingyuan Holding, Inc., a holding company organized under the laws of the State of Delaware (“Tsingyuan Holding”) that controls operating entities in the PRC through its direct ownership of Beijing Qingyuan (as defined below). Tsingyuan Holding was established on March 30, 2010 by Dingyou Zhang and another non-affiliate individual, with Mr. Zhang retaining majority ownership and control of Tsingyuan Holding. In accordance with the Share Exchange, Sabre issued 65,107,671 shares of its 300,000,000 authorized shares of common stock for 100% of the equity of Tsingyuan Holding. As a result of the Share Exchange, Tsingyuan Holding became Sabre’s wholly-owned subsidiary. Tsingyuan Holding is a holding company for the operating VIEs, which are producers of beer and malt in the PRC. Subsequent to the Share Exchange, Sabre ceased being a shell company.

The Share Exchange was effectively a reorganization of the entities for accounting purposes and was deemed to be a reverse acquisition. Subsequent to the Share Exchange, the financial statements presented are those of a combined Tsingyuan Holding and its subsidiaries, including their VIEs, as if the Share Exchange had been in effect retroactively for all periods presented. Accordingly, the 60,000,000 common shares from the Zhang Stock Purchase and the 65,107,671 common shares from the Share Exchange, totaling 125,107,671 common shares, are presented as having been issued since inception. The 607,902 shares of common stock not owned, or controlled by Dingyou Zhang, subsequent to the Zhang Stock Purchase are presented as a recapitalization effectuated by the reverse merger, and are presented as if outstanding commencing on September 24, 2010, the date of the Share Exchange. On September 28, 2010, the 1,000 shares of Series B Preferred Stock issued to CSII as a condition of the Zhang Stock Purchase were converted into 1,141,716 shares of common stock.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

On January 18, 2011, the Company received an approval from the Financial Industry Regulatory Authority (“FINRA”) clearing the Company’s name change from "Sabre Industrial, Inc." to "Tsingyuan Brewery Ltd.” According to FINRA’s approval, the name change took effect on January 19, 2011. Concurrently with the name change, the Company’s trading symbol was changed from "SBRD" to "BEER".

On April 22, 2010, Tsingyuan Holding established its wholly-owned subsidiary, Tsingyuan Group (Hong Kong) Co., Limited (“Tsingyuan HK”), a Hong Kong limited liability company. Tsingyuan HK was established with 10,000 shares authorized, with a par value of $1 Hong Kong Dollar per share (approximately $0.13 US dollar per share). On June 17, 2010, Tsingyuan HK established Beijing Qingyuan Hengchang Consulting, Co. Ltd. (“Beijing Qingyuan”), a wholly-owned Chinese limited liability company. Beijing Qingyuan is a wholly foreign owned enterprise, or a WFOE.  Through a series of entrusted management agreements entered into on June 26, 2010, Beijing Qingyuan controls the business of Linyi Hengchang Brewer’s Malt Co., Ltd. (“Linyi Malt”), a PRC limited liability company established on March 3, 2004, and Shandong Qingyuan Beer Co., Ltd. (“Qingyuan Beer”), a PRC limited liability company established December 16, 2005.  Qingyuan Beer brews and distributes beer throughout northern and eastern China.  The beers are commonly marketed under the trade names “QINGLIN,” “QINGYI,” and “QINGYUAN”.  Linyi Malt is engaged in the production and distribution of brewer’s malt.  The three owners of Linyi Malt are Mr. Zhang, who is also the Chairman of the Board and Chief Executive Officer of our company (89.9%), Mr. Dingfu Zhang (6.2%) and Ms. Mingxia Yuan, who is also the Chief Financial Officer of our company (3.9%). Prior to January 6, 2011, the shareholders of Qingyuan Beer were Linyi Malt (66.8%), Mr. Dingyou Zhang (16.6%) and Ms. Yuanmin Xia (16.6%).  On January 6, 2011, Linyi Malt transferred all of its equity interest in Qingyuan Beer to Mr. Dingyou Zhang and therefore after the equity transfer the current two shareholders of Qingyuan Beer are Mr. Dingyou Zhang (83.4%) and Ms. Mingxia Yuan (16.6%). The controlling shareholder of Linyi Malt and Qingyuan Beer is Mr. Dingyou Zhang.

Subsequent to the Share Exchange, the “Company” is referred to as the entities of Tsingyuan, Tsingyuan Holding, Tsingyuan HK, Beijing Qingyuan, Linyi Malt and Qingyuan Beer on a consolidated basis, with Tsingyuan as the legal acquirer in the Share Exchange and the parent company of the consolidated entity.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The Share Exchange acquisition has been accounted for as a “reverse acquisition” because, immediately following completion of the transaction, the shareholders of Tsingyuan Holding and it majority shareholder, Mr. Dingyou Zhang, had effective control of Tsingyuan. For accounting purposes, Tsingyuan Holding will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Tsingyuan, i.e., a capital transaction involving the issuance of shares by Tsingyuan for the shares of Tsingyuan Holding. Accordingly, the combined assets, liabilities and results of operations of Tsingyuan Holding and its subsidiaries and VIEs  became the historical financial statements of Tsingyuan at the closing of the Share Exchange, and Tsingyuan’s assets (primarily cash and cash equivalents), liabilities and results of operations were consolidated with those of Tsingyuan Holding beginning on the Share Exchange date. No step-up in basis or intangible assets or goodwill has been recorded in this transaction. As this transaction has been accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with this transaction have been charged to additional paid-in-capital.

Beijing Qingyuan’s control over Linyi Malt and Qingyuan Beer is generally identified as an “entrusted management” business arrangement that is a result of Linyi Malt and Qingyuan Beer, together with their shareholders, having entered into a series of entrusted management agreements. The agreements provide that all economic benefits and risks arising from the operations of Linyi Malt and Qingyuan Beer shall be transferred to Beijing Qingyuan. Accordingly, Linyi Malt and Qingyuan Beer are commonly referred to as VIE’s with respect to Beijing Qingyuan as they are deemed the primary beneficiary of these agreements.  Details of the VIE Agreements are set out below under the caption “Entrusted Management Agreements.”

Tsingyuan Holding, Tsingyuan HK and Beijing Qingyuan do not own any assets or any operations, except for services Beijing Qingyuan provides to Linyi Malt and Qingyuan Beer under the aforementioned series of entrusted management agreements. The agreements are such that the operations and financial position of Linyi Malt and Qingyuan Beer, subsequent to the execution of the entrusted management agreements, were consolidated with those of Beijing Qingyuan, Tsingyuan HK and Tsingyuan Holding.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in the alcohol brewery businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. To protect the Company’s shareholders from possible future foreign ownership restrictions, on June 26, 2010, Linyi Malt and Qingyuan Beer entered into the entrusted management agreements with Beijing Qingyuan that provide that Beijing Qingyuan is entitled to the full guarantee for the performance of such entrusted management agreement entered into by Linyi Malt and Qingyuan Beer. Beijing Qingyuan is also entitled to receive the residual return of Linyi Malt and Qingyuan Beer.  As a result of the agreements, Beijing Qingyuan will absorb 100% of the expected gains or losses of Linyi Malt and Qingyuan Beer, which results in Beijing Qingyuan being the primary beneficiary of Linyi Malt and Qingyuan Beer.

Beijing Qingyuan also entered into share pledge agreements with the principal shareholders of Linyi Malt and Qingyuan Beer (the “Principal Shareholders”), who pledged all their equity interests in these entities to Beijing Qingyuan.  In the share pledge agreements, the Principal Shareholders pledged their equity interests in Linyi Malt and Qingyuan Beer as a guarantee for the entrustment payments under the entrusted management agreements.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

In addition, Beijing Qingyuan entered into option agreements to acquire the Principal Shareholders’ equity interests in Linyi Malt and Qingyuan Beer if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company consolidates the VIEs’ financial statements, Linyi Malt and Qingyuan Beer, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIEs. The profits and losses of the Company are allocated based upon the entrusted management agreements.

The following are brief descriptions of the entrusted management agreements entered by Beijing Qingyuan and each of Linyi Malt and Qingyuan Beer:

(1) Exclusive Technical Service and Business Consulting Agreement - The Exclusive Technical Service and Business Consulting Agreement provides that Beijing Qingyuan will be fully and exclusively responsible for the management of Linyi Malt and Qingyuan Beer. As consideration for such services, Linyi Malt and Qingyuan Beer have agreed to pay Beijing Qingyuan a management fee during the term of this agreement in an amount equal to Linyi Malt’s and Qingyuan Beer’s estimated earnings before income tax. In addition, Beijing Qingyuan will assume all operating risks related to Linyi Malt and Qingyuan Beer and will bear all losses of Linyi Malt and Qingyuan Beer. This agreement will terminate on the earliest of the following: (1) the winding up of Linyi Malt and Qingyuan Beer, or (2) the termination date determined by the parties thereto, or (3) the date on which Beijing Qingyuan completes the acquisition of Linyi Malt and Qingyuan Beer.

(2) Exclusive Option Agreement – Each of Linyi Malt and Qingyuan Beer and their shareholders have entered into an Exclusive Option Agreement with Beijing Qingyuan, pursuant to which Beijing Qingyuan will be entitled to acquire all of the equity shares of such companies from the current shareholders upon certain terms and conditions, or to purchase all or part of the assets and business of Linyi Malt and Qingyuan Beer, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Option Agreement also prohibits Linyi Malt and Qingyuan Beer and their shareholders from transferring any portion of their equity interests, business or assets to anyone other than Beijing Qingyuan. Beijing Qingyuan has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so, or will be permitted to do so, by applicable law at such times as it may wish to do so.

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

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries and controlled VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Pursuant to Accounting Standards Codification Topic 810, “Consolidation”, Linyi Malt and Qingyuan Beer, as VIEs of Beijing Qingyuan, have been consolidated in the Company’s financial statements. Linyi Malt and Qingyuan Beer’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Linyi Malt and Qingyuan Beer’s net income.

Based on the various Contractual Agreements, the Company is able to exercise control over the VIEs, and to obtain in full the economic benefits.

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

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains all of its bank accounts in the PRC.  Balances at financial institutions or state-owned banks within the PRC are not covered by insurance.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. The Company has not recorded an allowance as of December 31, 2010 and 2009.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $214,671 and $0 as of December 31, 2010 and 2009, respectively.

Concentrations of Credit Risk

Substantially all of the Company’s bank accounts are with banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. The Company did not maintain funds in U.S. banks as of December 31, 2010 and 2009.

The Company is operating in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the Renminbi, the principal currency in the PRC.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high-credit-quality financial institutions; however, such funds are not insured in the PRC.

The Company sells primarily to independent beer distributors across Shandong Province and six other provinces in the PRC. As of December 31, 2010 and 2009, accounts receivable totaled $2,710,730 and $505,464, net of allowance of doubtful accounts, which consisted of receivables from three and nine customers, respectively.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The Company purchases raw materials primarily from independent malt and wheat suppliers across Shandong Province in the PRC. There was no individual supplier’s accounts payable balance outstanding at December 31, 2010 and 2009 that was in excess of 10% of the gross accounts payable balances on those dates. No individual supplier represented more than 10% of the Company’s purchases during the years ended December 31, 2010 and 2009.

Financial Instruments and Fair Value of Financial Instruments

Financial Account Standards Board (FASB) Account Standards Codification (ASC) 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs, such as quoted prices in active markets;

•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, advances to suppliers, amounts due to related parties, restricted assets, accounts payable and accrued expense, other payables, advances from customers, taxes payable and due to related parties as of December 31, 2010 and 2009. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

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

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold.

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels in an effort to maximize utilization of hops on hand. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments during the years ended December 31, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Building and building improvements	30 years
Operation equipment	15 years
Vehicles	10 years
Electricity equipment	10 years
Office equipment and furniture	10 years

Land Use Rights

According to PRC laws, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.  The land use rights granted to the Company, located in Shandong Province, are being amortized using the straight-line method over the lease term of fifty years.

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

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Factors generally considered important that could trigger an impairment review on the carrying value of long-lived assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of acquired assets or the strategy for the Company’s overall business; (3) underutilization of assets; and (4) discontinuance of products by the Company or its customers. The Company believes the carrying value of its long-lived assets was realizable as of December 31, 2010 and 2009.

Advances from Customers

Advances from customers consist of amounts paid to the Company in advance for inventory purchase. The Company receives these amounts and recognizes them as a current liability until the revenue can be recognized when the product is shipped and the title has passed to the customer according to the shipping terms. The balance of advances from customers was $322,943 and $0 as of December 31, 2010 and 2009, respectively.

Income Taxes

The Company is governed by the Income Tax Law and associated legislations of the PRC. The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

According to ASC 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Value Added Tax and Other Taxes

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

The Company is responsible for compliance with the State Administration of Taxation of the PRC Treasury Department (the “SAT”) regulations that include making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the SAT. As a brewer of alcoholic beverages, the Company is subject to excise tax based on liters of alcoholic beverages produced.

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

Shipping Costs

Costs incurred for the shipping of products to customers are on the customers’ duty. The Company did not have shipping costs included in its consolidated financial statements for the years ended December 31, 2010 and 2009.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

General and Administrative Expenses

The following expenses are included in general and administrative expenses in the accompanying consolidated statements of income: general and administrative salary and benefit expenses, utility expenses, and other general and administrative overhead costs.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the years ended December 31, 2010 and 2009.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“US$”). The functional currency of the Company is Renminbi (“RMB”). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in comprehensive income. Gains and losses from foreign currency transactions are included in net income.

	December 31,
	2010	2009
RMB: US$ exchange rate	6.5910	6.8372

	Year Ended December 31,
	2010	2009
Average RMB: US$ exchange rate	6.7599	6.8409

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

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Exchange Risk

The Company cannot guarantee that the current exchange rate will remain steady. Therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on the exchange rate of RMB converted to U.S. dollars on the date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements summarized below:

-
In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance~~,~~ or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company’s consolidated financial statements.

-
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)."  All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts.  ASU 2010-11 became effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010.  The provisions of ASU 2010-11 did not have a material effect on the Company’s consolidated financial statements.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

-
In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)."  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167.  Early application is not permitted.  The provisions of ASU 2010-10 became effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

Note 3	Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, was $2,710,730 and $505,464 as of December 31, 2010 and 2009, respectively. The allowance for doubtful accounts as of December 31, 2010 and 2009 was $0.

Note 4	Inventories

Inventories consisted of the following:

	December 31,
	2010	2009
Raw materials	$561,765	$244,248
Finished goods	1,796,413	325,638
	$2,358,178	$569,886

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 5	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2010	2009
Building and building improvements	$7,061,198	$6,806,933
Operation equipment	13,125,309	11,682,986
Vehicles	15,938	15,364
Electricity equipment	6,885	6,637
Office equipment and furniture	578	556
	20,209,908	18,512,476
Less: accumulated depreciation	(2,747,621)	(1,675,766)
	$17,462,287	$16,836,710

The depreciation expenses related to these assets for the years ended December 31, 2010 and 2009 was $984,042 and $474,198, respectively.

Note 6	Intangible Asset

Intangible asset consisted of the following:

	December 31,
	2010	2009
Cost of land use rights	$1,538,275	$1,482,883
Less: Accumulated amortization	(96,004)	(63,854)
	$1,442,271	$1,419,029

The land use rights, for the lands located at the Linyi County, Shandong Province facility commenced in the year ended December 31, 2007, with the use right terms of 47 years and 50 years for certain parcels of the land.

For the years ended December 31, 2010 and 2009, the amortization expense was $29,021 and $26,955, respectively.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Amortization expenses of the intangible assets for the next five years are as follows:

2011	$29,021
2012	29,021
2013	29,021
2014	29,021
2015	29,021
Thereafter	1,297,166
$1,442,271

Note 7	Short-term Loans

As of December 31, 2010 and 2009, short-term loans were as follows:

	December 31,
	2010	2009

Loan payable to Agricultural Bank of China, interest at 6.903% annually, due by July 15, 2010, collateralized by certain plant and equipment.	$-	$585,034
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.6642% annually, due by November 20, 2010 and repaid by June 30, 2010, collateralized by certain plant and equipment.	-	314,456
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.5742% annually, due by June 16, 2010, collateralized by certain plant and equipment.	-	731,294
Loan payable to China Construction Bank, interest at 7.31% annually, due by January 1, 2010, collateralized by certain plant and equipment.	-	438,776
Loan payable to Agricultural Bank of China, interest at 8.2305% annually, due by March 17, 2010, collateralized by certain plant and equipment.	-	1,170,070
Loan payable to Agricultural Bank of China, interest at 6.903% annually, due by March 11, 2010, collateralized by certain plant and equipment.	-	1,462,587

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

	December 31,
	2010	2009

Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.9828% annually, due by March 25, 2010, collateralized by certain plant and equipment.	-	731,294
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.9828% annually, due by January 26, 2010, collateralized by certain plant and equipment.	-	585,035
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.6642% annually, due by November 20, 2010, collateralized by certain plant and equipment. Repaid prior to September 30, 2010.	-	124,320
Loan payable to Commercial Bank Dezhou Beiyuan Branch, interest at 9.72% annually, due by February 24, 2010, collateralized by certain plant and equipment.	-	438,776
	$-	$6,581,642

Short-term bank loans were obtained from local banks in China. All the short-term bank loans were repayable within one year and were secured by property, plant and equipment and land use rights owned by the Company.

For the years ended December 31, 2010 and 2009, the interest expense was $119,637 and $893,090, respectively.

Note 8	Accounts Payable and Accrued Expenses

As of December 31, 2010 and 2009, the Company recorded accounts payable and accrued expenses of $346,798 and $3,835,656, respectively. Accounts payable are primarily payments due to suppliers and vendors for malts.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 9	Taxes

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.

Prior to January 1, 2008, the CIT rate applicable to our subsidiaries in the PRC was 33%.  After January 1, 2008, under the New CIT Law, the corporate income tax rate applicable to the Company’s subsidiaries is 25%. The New CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2009 based on its best estimate and will continue to assess the impact of such new law in the future. The effects arising from the enforcement of the New CIT Law have been reflected in the accounts.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and for which the “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting and properties of an enterprise. As of December 31, 2010, no detailed interpretation or guidance had been issued to define “place of effective management”. Furthermore, as of December 31, 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” was unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, as of December 31, 2010 and 2009, and the Company has not accrued for PRC tax on such basis.  The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaties where applicable, for dividends distributed by a foreign-invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  Foreign-invested enterprises became subject to the withholding tax starting January 1, 2008.  There were no dividends distributed by any subsidiaries of the Company during the years ended December 31, 2010 and 2009.

Income tax expenses consisted of the following:

	Year Ended December 31,
	2010	2009

Current taxes expense	$2,689,339	$15,563
Deferred taxes expense	71,972	546,204
Income taxes expense	$2,761,311	$561,767

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory rate in the PRC and the actual tax provision:

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

	Year Ended December 31,
	2010	2009

Income tax provision at PRC statutory rate	$2,761,000	$562,000
Permanent differences	-	-
Tax provision	$2,761,000	$562,000

Income taxes payable were as follows:

	December 31,
	2010	2009
Computed "expected" income tax liabilities	$2,761,311	$561,767
Effect of net operating loss carryforward	(71,972)	(546,196)
Prepaid income tax	(1,410,504)	-
Income taxes liabilities	$1,278,835	$15,571

Components of net deferred tax assets were as follows:

	December 31,
	2010	2009
Net operating losses	$-	$71,158

(b) Value Added Tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or engage in the import or export of goods in the PRC are subject to a value-added tax in accordance with Chinese laws. The VAT standard rate is 17% of the gross sale price.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

The VAT payable balances of $1,028,441 and $69,890 at December 31, 2010 and 2009, respectively, were included in taxes payable in the accompanying consolidated balance sheets.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Taxes Payable was comprised of the following:

	December 31,
	2010	2009

VAT and consumption taxes payable	$1,559,370	$69,890
Local and municipal taxes and fees	140,430	6,373
Income taxes payable	1,278,835	15,571
	$2,978,635	$91,834

Note 10	Related Party Transaction

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The due from/to related parties represented the advances from or to the Company’s shareholders. Such advances are non-interest bearing, unsecured and due upon demand. As of December 31, 2010 and 2009, the Company had amounts due to related party of $519,381and $371,106, respectively.

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

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The Company had an accumulated deficit of approximately $264,000 as of December 31, 2009 from its PRC operations. As of December 31, 2010, the Company had retained earnings of approximately $7,100,000 from its PRC operations. In accordance with the Company Law of the PRC, the Company did not allocate 10% of its annual net income as statutory reserve for the year ended December 31, 2009. For the year ended December 31, 2010, the Company allocated $832,981 as statutory reserve.

According to the new Company Law of the PRC implemented in 2006, the Company is no longer required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund as of December 31, 2010 and 2009.

Note 12	Segment Reporting

US GAAP requires the use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has determined that it has two segments. The Company’s principal businesses are buying and selling brewer’s malts, and the production and distribution of beers. Based on its various operating activities, the Company’s reportable segments were as follows:

	As of and for the Year Ended December 31, 2010
	Malts	Beer	Corporate	Total
Revenues	$33,839,581	$18,463,493	$-	$52,303,074
Depreciation and amortization	$475,408	$537,655	$-	$1,013,063
Interest income	$16,538	$409	$-	$16,947
Interest expense	$(119,363)	$-	$(274)	$(119,637)
Income tax expense	$1,749,392	$1,011,919	$-	$2,761,311
Segment net income	$5,248,177	$3,009,659	$(4,052)	$8,253,784
Segment assets	$15,279,363	$11,245,285	$37,385	$26,562,033
Expenditure for segment plant and equipment and intangible assets	$-	$980,784	$-	$980,784

	As of and for the Year Ended December 31, 2009
	Malts	Beer	Corporate	Total
Revenues	$8,981,030	$2,937,983	$-	$11,919,013
Depreciation and amortization	$293,064	$208,089	$-	$501,153
Interest income	$321,474	$17	$-	$321,491
Interest expense	$(893,090)	$-	$-	$(893,090)
Income tax expense	$436,997	$124,770	$-	$561,767
Segment net income	$1,310,987	$364,985	$-	$1,675,972
Segment assets	$13,000,124	$10,133,925	$-	$23,134,049
Expenditure for segment plant and equipment and intangible assets	$4,088,940	$5,390,012	$-	$9,478,952

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 13	Operating Risk

Country risk

Currently, the Company’s revenues are mainly derived from sales in the PRC. The Company hopes to expand its operations in the PRC, however, there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

Products risk

The Company competes with larger companies that have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that the Company will remain competitive with larger competitors.

Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on the exchange rate of PRC Renminbi (RMB) converted to U.S. Dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a PRC corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate in the PRC could be affected.

Key personnel risk

The Company’s future success depends on the continued services of the Company’s executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(formerly known as SABRE INDUSTRIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Note 14	Subsequent Events

The Company has evaluated subsequent events for purposes of recognition or disclosure up through the date the financial statements were issued, and has determined that there were no significant subsequent events to recognize or disclose in these consolidated financial statements.