Form 10-Q
period 2011-03-31
Tsingyuan Brewery Ltd.
filed 2011-05-23
CIK 1103120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-53905

TSINGYUAN BREWERY LTD.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-1714523
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Linpan Industrial Park
Linyi County, Shandong Province
251500
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 534-505-4799
(Registrant’s telephone number, including area code)

_______________________________________________________________________
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

 Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]         No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	126,857,289

TSINGYUAN BREWERY LTD.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	(Removed and Reserved)	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets As at March 31, 2011 and December 31, 2010	1
Unaudited Condensed Consolidated Statements of Income For the three month periods ended March 31,2011and 2010	2
Unaudited Condensed Consolidated Statements of Cash Flows For the three month periods ended March 31,2011and 2010	3
Notes to Unaudited Condensed Consolidated Financial Statements	4 - 14

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,051	$1,117,383
Accounts receivable	195,814	2,710,730
Inventories	7,872,690	2,358,178
Advances to suppliers	-	62,949
Other receivables	-	35,945
Total Current Assets	8,143,555	6,285,185

Plant and equipment, net of accumulated depreciation of $3,023,712 and $2,747,621 at March 31,2011 and December 31, 2010, respectively	17,345,977	17,462,287

Intangible asset, net	1,443,369	1,442,271
Advance for long term assets	5,351,063	151,722

Total Assets	$32,283,964	$25,341,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expense	$1,639,810	$346,798
Advances from customers	891,230	322,943
Taxes payable	2,799,613	2,978,635
Due to related parties	-	519,381
Total Current Liabilities	5,330,653	4,167,757

Stockholders' Equity:
Preferred stock, Series B - $0.001 par value, 1,000 authorized, no shares issued and outstanding)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 126,857,289 shares issued and outstanding as of March 31,2011 and December 31,2010 respectively)	126,857	126,857
Additional paid in capital	14,065,434	11,012,046
Statutory surplus reserves	832,981	832,981
Retained earnings	9,739,553	7,155,952
Accumulated other comprehensive income	2,188,486	2,045,872
Total Stockholders' Equity	26,953,311	21,173,708
Total Liabilities and Stockholders' Equity	$32,283,964	$25,341,465

See notes to unaudited condensed consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Month Periods Ended March 31,
	2011	2010

Sales	$21,077,475	$3,890,286
Cost of goods sold	16,850,631	3,218,398
Gross profit	4,226,844	671,888

Operating expenses:
General and administrative expenses	494,109	12,451
Selling expenses	323,647	7,608
Total operating expenses	817,756	20,059

Income from operations	3,409,088	651,829

Other income (expense):
Interest expense	-	(57,379)
Interest income	1,426	9,426
Other income (expense)	281,263	(45,634)
Total other income (expense)	282,689	(93,587)

Income before income taxes	3,691,777	558,242

Income taxes expense	1,108,176	46,070

Net income	2,583,601	512,172

Other comprehensive income:
Foreign currency translation adjustment	142,614	11,951

Comprehensive income	$2,726,215	$524,123

Earnings per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	126,857,289	125,107,671
Earnings per share, basic and diluted	$0.02	$0.00

See notes to unaudited condensed consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Month Periods Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,583,601	$512,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,981	234,889
Changes in operating assets and liabilities:
Accounts receivable	2,523,675	(902,078)
Advances to suppliers	63,138	(439,928)
Inventories	(5,482,044)	(529,491)
Other Receivables	(4,050)	2,179,812
Accounts payables and accrued expense	1,346,011	547,621
Taxes payable	(196,983)	300,786
Advances from customers	564,444	-
Total adjustments	(919,828)	1,391,610
Net cash provided by operating activities	1,663,773	1,903,782

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for long term assets	(5,181,623)	-
Purchase of plant and equipment	(33,479)	-
Net cash used in investing activities	(5,215,102)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to short-term loans	-	(4,963,853)
Collection of related parties	2,524,157	-
Net cash provided by/(used in) financing activities	2,524,157	(4,963,853)

NET DECREASE IN CASH	(1,027,172)	(3,060,070)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15,160)	(12,681)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,117,383	3,731,802

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,051	$659,050

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$-	$57,379
Income tax paid	$1,215,233	$-
Non-Cash Financing Activities:
Related Party Advance Contributed to Capital	$3,043,538	$-

See notes to unaudited condensed consolidated financial statements

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Tsingyuan Brewery Ltd. (“Tsingyuan”) a corporation incorporated under the laws of the State of Delaware, formerly known as Sabre Industrial, Inc. (“Sabre”). Hereafter, Tsingyuan, its subsidiaries and companies in which it has a controlling financial interest through contractual agreements, are collectively referred to as the “Company”, unless specific reference is made to a subsidiary, or to Sabre prior to it being renamed Tsingyuan.

On September 13, 2010, Dingyou Zhang, a citizen of the People’s Republic of China (the “PRC”), purchased 60,000,000 shares of common stock of Sabre from Corporate Services International, Inc. (“CSII”) (the “Zhang Stock Purchase”). The former Chief Executive Officer of CSII, in addition to being the majority shareholder of CSII, was the former sole director of Sabre. The Zhang Stock Purchase was for $408,000 in a private transaction whereby Sabre did not issue any shares and did not receive any of the proceeds. Sabre, prior and subsequent to the Zhang Stock Purchase (but prior to the Share Exchange, as defined below), was a shell corporation seeking a merger, or business combination, with an operating entity.

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

On September 24, 2010, Sabre entered into a Share Exchange Agreement (the “Share Exchange”) with Tsingyuan Holding, Inc., a holding company organized under the laws of the State of Delaware (“Tsingyuan Holding”) that controls operating entities in the PRC through its direct ownership of Beijing Qingyuan (as defined below). Tsingyuan Holding was established on March 30, 2010 by Dingyou Zhang and another non-affiliate individual, with Mr. Zhang retaining majority ownership and control of Tsingyuan Holding. In accordance with the Share Exchange, Sabre issued 65,107,671 shares of its 300,000,000 authorized shares of common stock for 100% of the equity of Tsingyuan Holding. As a result of the Share Exchange, Tsingyuan Holding became Sabre’s wholly-owned subsidiary. Tsingyuan Holding is a holding company for the operating entities, which are producers of beer and malt in the PRC. Subsequent to the Share Exchange, Sabre ceased being a shell company.

The Share Exchange was effectively a reorganization of the entities for accounting purposes and was deemed to be a reverse acquisition. Subsequent to the Share Exchange, the financial statements presented are those of a combined Tsingyuan Holding and its subsidiaries, including the companies in which it has a controlling financial interest through contractual agreements, as if the Share Exchange had been in effect retroactively for all periods presented. Accordingly, the 60,000,000 common shares from the Zhang Stock Purchase and the 65,107,671 common shares from the Share Exchange, totaling 125,107,671 common shares, are presented as having been issued since inception. The 607,902 shares of common stock not owned, or controlled by Dingyou Zhang, subsequent to the Zhang Stock Purchase are shares issued as of September 24, 2010 as a result of the reverse merger, and are presented as if outstanding commencing on September 24, 2010, the date of the Share Exchange. On September 28, 2010, the 1,000 shares of Series B Preferred Stock issued to CSII as a condition of the Zhang Stock Purchase were converted into 1,141,716 shares of common stock.

On January 18, 2011, the Company received an approval from the Financial Industry Regulatory Authority (“FINRA”) clearing the Company’s name change from "Sabre Industrial, Inc." to "Tsingyuan Brewery Ltd.” According to FINRA’s approval, the name change took effect on January 19, 2011. Concurrently with the name change, the Company’s trading symbol was changed from "SBRD" to "BEER".

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On April 22, 2010, Tsingyuan Holding established its wholly-owned subsidiary, Tsingyuan Group (Hong Kong) Co., Limited (“Tsingyuan HK”), a Hong Kong limited liability company. Tsingyuan HK was established with 10,000 shares authorized, with a par value of $1 Hong Kong Dollar per share (approximately $0.13 US dollar per share). On June 17, 2010, Tsingyuan HK established Beijing Qingyuan Hengchang Consulting, Co. Ltd. (“Beijing Qingyuan”), a wholly-owned Chinese limited liability company. Beijing Qingyuan is a wholly foreign owned enterprise, or a WFOE. Through a series of entrusted management agreements entered into on June 26, 2010, Beijing Qingyuan controls the business of Linyi Hengchang Brewer’s Malt Co., Ltd. (“Linyi Malt”), a PRC limited liability company established on March 3, 2004, and Shandong Qingyuan Beer Co., Ltd. (“Qingyuan Beer”), a PRC limited liability company established December 16, 2005. Qingyuan Beer brews and distributes beer throughout northern and eastern China. The beers are commonly marketed under the trade names “QINGLIN,” “QINGYI,” and “QINGYUAN”. Linyi Malt is engaged in the production and distribution of brewer’s malt. The three owners of Linyi Malt are Mr. Zhang, who is also the Chairman of the Board and Chief Executive Officer of our company (89.9%), Mr. Dingfu Zhang (6.2%) and Ms. Mingxia Yuan, who is also the Chief Financial Officer of our company (3.9%) . Prior to January 6, 2011, the shareholders of Qingyuan Beer were Linyi Malt (66.8%), Mr. Dingyou Zhang (16.6%) and Ms. Mingxia Yuan (16.6%) . On January 6, 2011, Linyi Malt transferred all of its equity interest in Qingyuan Beer to Mr. Dingyou Zhang and therefore after the equity transfer the current two shareholders of Qingyuan Beer are Mr. Dingyou Zhang (83.4%) and Ms. Mingxia Yuan (16.6%) . The controlling shareholder of Linyi Malt and Qingyuan Beer is Mr. Dingyou Zhang.

Subsequent to the Share Exchange, the “Company” is referred to as the entities of Tsingyuan, Tsingyuan Holding, Tsingyuan HK, Beijing Qingyuan, Linyi Malt and Qingyuan Beer on a consolidated basis, with Tsingyuan as the legal acquirer in the Share Exchange and the parent company of the consolidated entity.

The Share Exchange acquisition has been accounted for as a “reverse acquisition” because, immediately following completion of the transaction, the shareholders of Tsingyuan Holding and it majority shareholder, Mr. Dingyou Zhang, had effective control of Tsingyuan. For accounting purposes, Tsingyuan Holding will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Tsingyuan, i.e., a capital transaction involving the issuance of shares by Tsingyuan for the shares of Tsingyuan Holding. Accordingly, the combined assets, liabilities and results of operations of Tsingyuan Holding and its subsidiaries and companies in which it has a controlling financial interest through contractual agreements became the historical financial statements of Tsingyuan at the closing of the Share Exchange, and Tsingyuan’s assets (primarily cash and cash equivalents), liabilities and results of operations were consolidated with those of Tsingyuan Holding beginning on the Share Exchange date. No step-up in basis or intangible assets or goodwill has been recorded in this transaction. As this transaction has been accounted for as a reverse merger, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with this transaction have been charged to additional paid-in-capital.

On January 11, 2011, the Company entered into a settlement agreement with a consultant. The consultant was engaged to provide services relating to the Company's reverse merger, which occurred in September 2010, however, there was a dispute between the two parties regarding such services. The settlement agreement provided that the consultant would keep approximately 8.2 million shares of the Company’s common stock and receive a cash payment of approximately $227,000. The common stock was issued in September 2010 in connection with the reverse merger. The value of the common stock was approximately $1.7 million. The cash payment of $227,000 has been recorded in the March 31, 2011 condensed consolidated statements of income.

Beijing Qingyuan’s control over Linyi Malt and Qingyuan Beer is generally identified as an “entrusted management” business arrangement that is a result of Linyi Malt and Qingyuan Beer, together with their shareholders, having entered into a series of entrusted management agreements. The agreements provide that all economic benefits and risks arising from the operations of Linyi Malt and Qingyuan Beer shall be transferred to Beijing Qingyuan. Accordingly, Linyi Malt and Qingyuan Beer are commonly referred to as companies in which it has a controlling financial interest through contractual agreements with respect to Beijing. Details of the contractual agreements are set out below under the caption “Entrusted Management Agreements.”

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

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in the alcohol brewery businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. To protect the Company’s shareholders from possible future foreign ownership restrictions, on June 26, 2010, Linyi Malt and Qingyuan Beer entered into the entrusted management agreements with Beijing Qingyuan that provide that Beijing Qingyuan is entitled to the full guarantee for the performance of such entrusted management agreement entered into by Linyi Malt and Qingyuan Beer. Beijing Qingyuan is also entitled to receive the residual return of Linyi Malt and Qingyuan Beer. As a result of the agreements, Beijing Qingyuan will absorb 100% of the expected gains or losses of Linyi Malt and Qingyuan Beer.

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

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Because of the above arrangement, which assigned all of Linyi Malt and Qingyuan Beer equity owners' rights and obligations to Beijing Qingyuan resulting in the equity owners lacking the ability to make decisions that have a significant effect on Linyi Malt and Qingyuan Beer’ operations and Beijing Qingyuan’s ability to extract the profits from the operation of Linyi Malt and Qingyuan Beer, and assume the Linyi Malt and Qingyuan Beer’ residual benefits. Because the Beijing Qingyuan and its indirect parent are the sole interest holders of the Linyi Malt and Qingyuan Beer, Beijing Qingyuan consolidates Linyi Malt and Qingyuan Beer from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2011. The results of the three month periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Linyi Malt and Qingyuan Beer, as noted previously. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements include the Company and its wholly owned subsidiaries and companies in which it has a controlling financial interest through contractual agreements. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. The Company has not recorded an allowance as of March 31, 2011 and December 31, 2010.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high-credit-quality financial institutions.

Concentration of Customer

For the period ended March 31, 2011, one customer individually accounted for 10% of the Company’s sales and three customers individually accounted for 42%, 32% and 23% of the Company’s account receivables, respectively. For the period ended Mar 31, 2010, five customers individually accounted for 12%, 12%, 11%, 11% and 10% of the Company’s sales, respectively. For the year ended Dec 31, 2010, three customers individually accounted for 45%, 35% and 17% of the Company’s account receivables, respectively.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

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

These tiers include:

  Level 1 - Quoted prices in active markets for identical assets or liabilities.

  Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. and

  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, advances to suppliers, accounts payable and accrued expense, other payables, advances from customers, taxes payable and due to related parties as of March 31, 2011 and December 31, 2010. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of malt, other brewing materials and packaging, are stated at the lower of cost (moving average basis) or market. The cost elements of finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred.

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold.

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels in an effort to maximize utilization of hops on hand. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brewmasters. The Company has not recorded any loss on purchase commitments during the three months ended March 31, 2011 and 2010.

Intangible Assets - Land Use Rights

According to PRC laws, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company, located in Shandong Province, are being amortized using the straight-line method over the lease term of fifty years.

Advances for long term assets

The Company advances to certain vendors for purchase of its equipment and advance for construction of PPE. The advances for long term assets are interest free and unsecured.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advances from Customers

Advances from customers consist of amounts paid to the Company in advance for inventory purchase. The Company receives these amounts and recognizes them as a current liability until the revenue can be recognized when the product is shipped and the title has passed to the customer according to the shipping terms. The balance of advances from customers was $891,230 and $322,943 as of March 31, 2011 and December 31, 2010, respectively.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended March 31, 2011 and 2010.

Comprehensive Income

Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – INVENTORIES

As of March 31, 2011 and December 31, 2010, inventories consisted of the following:

	March 31,2011	December 31,2010
	(Unaudited)
Raw Materials	$5,128,315	$561,765
Work in process	1,625,418	-
Finished Goods	1,118,957	1,796,413
Total	$7,872,690	$2,358,178

NOTE 4 – TAXES

As of March 31, 2011 and December 31, 2010, taxes payable was comprised of the following:

	March 31,2011	December 31,2010
	(Unaudited)
VAT and consumption taxes payable	$1,472,818	$1,559,370
Income taxes payable	1,179,417	1,278,835
Local and municipal taxes and fees	147,378	140,430
	$2,799,613	$2,978,635

(a) Corporation Income Tax (“CIT”)

The Company adopted ASC Topic 740 “Income taxes” and use liability method to accounts for income taxes.

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States. For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2011. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Current income tax expense
US Federal	$-	$-
US State	-	-
PRC current income tax expense	1,108,176	46,070
Total Provision for Income Tax	$1,108,176	$46,070

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and for which the “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting and properties of an enterprise. As of March 31, 2011, no detailed interpretation or guidance had been issued to define “place of effective management”. Furthermore, as of March 31, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” was unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law. The Company has analyzed the applicability of this law, as of March 31, 2011 and December 31, 2010, the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

NOTE 4 – TAXES (CONTINUED)

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a “more likely than not” threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaties where applicable, for dividends distributed by a foreign-invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. Foreign-invested enterprises became subject to the withholding tax starting January 1, 2008. There were no dividends distributed by any subsidiaries of the Company during the three month periods ended March 31, 2011 and 2010.

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

The VAT payable balances of $1,286,701 and $1,028,441 at March 31, 2011 and December 31, 2010, respectively, were included in taxes payable in the accompanying condensed consolidated balance sheets.

NOTE 5 – RELATED PARTY TRANSACTION

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The due from/to related parties represented the advances from or to the Company’s shareholders. Such advances are non-interest bearing, unsecured and due upon demand. As of March 31, 2011 and December 31, 2010, the Company had amounts due to related party of $0 and $519,381, respectively.

NOTE 6 – SEGMENT REPORTING

The Company follows FASB ASC Topic 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess each operating segment’s performance. The Company has determined that it has two segments. The Company’s principal businesses are buying and selling brewer’s malts, and the production and distribution of beers. Based on its various operating activities, the Company’s reportable segments were as follows:

NOTE 6 – SEGMENT REPORTING (CONTINUED)

	As of and for the three month periods ended March 31, 2011 (Unaudited)
	Malt	Beer	Corporate	Total
Revenues	$16,451,979	$4,625,496	$-	$21,077,475
Depreciation and amortization	122,263	143,718	-	265,981
Interest income	1,426	-	-	1,426
Interest expense	-	-	-	-
Income tax expense	825,555	282,621	-	1,108,176
Segment net income/(loss)	1,802,734	847,863	(66,996)	2,583,601
Segment assets	14,163,671	18,071,157	49,136	32,283,964
Expenditure for segment plant and
equipment and intangible assets	$-	$33,479	$-	$33,479

	As of and for the three month periods ended March 31, 2010(Unaudited)
	Malt	Beer	Corporate	Total
Revenues	$2,992,241	$898,045	$-	$3,890,286
Depreciation and amortization	117,817	117,072	-	234,889
Interest income	9,424	2	-	9,426
Interest expense	57,379	-	-	57,379
Income tax expense	46,070	-	-	46,070
Segment net income/(loss)	380,382	131,789	-	512,171
Segment assets	11,940,440	9,908,090	-	21,848,530
Expenditure for segment plant and equipment and intangible assets	$-	$-	$-	$-

NOTE 7 – OPERATING RISK

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for purposes of recognition or disclosure up through the date the financial statements were issued, and has determined that there were no significant subsequent events to recognize or disclose in these consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

During the period from our formation in 1996 to 2004, we were in an unrelated business that was discontinued in 2004. From 2004 to September 24, 2010, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On September 24, 2010, in exchange for a controlling interest in our publicly-held “shell” corporation, we acquired all of the issued and outstanding capital stock of Tsingyuan Holding. This transaction is commonly referred to as a “reverse acquisition.” For financial reporting purposes, Tsingyuan Holding was considered the acquirer in such transaction. As a result, our historical financial statements for all periods prior to September 24, 2010 included in this report are those of Tsingyuan Holding, its subsidiaries and companies in which it has a controlling financial interest through contractual agreements, Linyi Malt and Qingyuan Beer. Effective as of September 30, 2010, our board of directors resolved to change our fiscal year end from March 31 to December 31.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Tsingyuan Brewery Ltd., a Delaware corporation, and its consolidated subsidiaries;

  “Linyi Malt” refers to Linyi Hengchang Brewer’s Malt Co., Ltd., a PRC limited company;

  “Qingyuan Beer” refers to Shandong Qingyuan Beer Co., Ltd., a PRC limited company;

  “Tsingyuan Holding” refers to Tsingyuan Holding, Inc., a Delaware corporation;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC” and “China” refer to the People’s Republic of China;

  “SEC” refers to the Securities and Exchange Commission;

  “Exchange Act” refers the Securities Exchange Act of 1934, as amended;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Renminbi” and “RMB” refer to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

Overview of our Business

We are principally engaged in the production and distribution of brewer’s malt and beer products in the PRC. Currently, we manufacture various types of malt products from a wide variety of domestic and imported barleys. Our malts are either used in the production of our own beer products or are sold on a wholesale basis to other breweries through our direct sales force. Most of our third-party malt sales involve malts that are made to meet our customers’ specifications on a custom basis. At December 31, 2010, our beer line included eight full-flavored, affordably priced beers that are marketed under the “Qinglin,” “Qingyi” or “Qingyuan” trade names to middle-class consumers in second- and third-tier cities throughout northern and eastern China. Our malt and beer production facilities, which are located in Shandong Province in the PRC, have an aggregate annual malt processing capacity of approximately 120,000 metric tons, based upon two 8-hour shifts each working day, and an aggregate annual beer processing capacity of approximately 200,000 metric tons, based upon 20 hours each working day.

We started our malt business in 2004, one year prior to the commencement of our beer business. Since the beer market has been robust in China, malt demand has increased in recent years. Shandong, the province in which our two companies in which we have a controlling financial interest through contractual agreements are located, is the largest beer production province in the PRC. We believe most of middle- and small-sized breweries in China prefer to use the products of local malt manufacturers due to the lower transportation costs associated with such purchases. After several years of our marketing and sales efforts, we believe we have established strong relationships with many of our malt customers and have established a solid distribution network for our malt products. We intend to support and grow the existing market for our malt products through increased marketing and sales efforts in the provinces in which we currently sell such products and by commencing our marketing and sales efforts in neighboring provinces. We also intend to add new malt products to our malt product catalog to help our customers meet the rapidly-growing demand for alternative types of beers in the PRC and to give us a competitive advantage in the marketplace by offering alternative malt products that are not available from competitive malt suppliers. As we add new malt products, we may adjust our product offerings to reduce our investment in certain lower-profit malt products. We also intend to focus on improving our malt production processes in an effort to continue to improve our production quality controls and to reduce production costs.

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

Our revenue has increased significantly in recent years, from $8.0 million in 2008 to $52.3 million in 2010, which represented a compound annual revenue growth rate of 339% during 2010 and cumulative growth of 554% from 2008 to 2010. In 2010, sales of our malt products represented 65% and our beer products represented 35% of our net revenues compared to 75% and 25%, respectively, in 2009. In 2010, we produced 74,843 metric tons of malt products and 74,736 metric tons of beer products compared to 18,214 metric tons and 13,122 metric tons, respectively, in 2009. Over the next few years, we expect our revenue growth to be driven primarily by increases in sales of our beer products and that sales of our beer products will represent an increasing percentage of our net revenues during such periods. To increase our beer sales, we intend to expand our beer bottling and canning facilities and to consider acquisition opportunities in the beer industry to increase our beer production capacity and our annual yield to meet what we believe will be increasing customer demand for our products.

Recent Developments

None

First Quarter Financial Performance Highlights

We experienced strong growth in revenues, gross profit, and net income, primarily as a result of the rapid growth in our production and sales volume. The following summarizes certain key financial information for the first quarter of 2011:

  Revenue: Revenue was $21.1 million for the three months ended March 31, 2011, an increase of $17.2 million, or 441%, from $3.9 million for the same period last year.

  Gross Profit and Margin: Gross profit was $4.2 million for the three months ended March 31, 2011, an increase of $3.5 million, or 500%, from $0.7 million for the same period last year. Gross margin was 20% for the three months ended March 31, 2011 as compared to 17% for the same period last year, a 3% increase.

  Net Income: Net income was $2.6 million for the three months ended March 31, 2011, an increase of $2.1 million, or 420%, from $0.5 million for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share for the three months ended March 31, 2011 was $0.02, as compared to $0.00 for the same period last year.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table shows key components of our results of operations during the three months ended March 31, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Percent of		Percent of
	Dollars	Revenues	Dollars	Revenues
Revenues	$21,077,475	100%	$3,890,286	100%
Cost of goods sold	16,850,631	80%	3,218,398	83%
Gross profit	4,226,844	20%	671,888	17%
Selling and marketing expenses	323,647	2%	7,608	0%
General and administrative expenses	494,109	2%	12,451	0%
Net income from operations	3,409,088	16%	651,829	17%
Other income (expenses)
Interest expense	-	0%	(57,379)	-2%
Interest income	1,426	0%	9,426	0%
Other income(expenses)	281,263	1%	(45,634)	-1%
Net other income (expenses)	282,689	1%	(93,587)	-3%
Net income before provision for income taxes	3,691,777	17%	558,242	14%
Provision for income taxes	1,108,176	5%	46,070	1%
Net income	2,583,601	12%	512,172	13%
Foreign currency translation adjustment	142,614	1%	11,951	0%
Comprehensive income	$2,726,215	13%	$524,123	13%

Revenues. Our revenues are mainly generated from sales of our malt products. Our revenues increased $17.2 million, or 441%, to $21.1 million for the three months ended March 31, 2011 from $3.9 million during the same period in 2010.

1) Revenue from sales of malt:

The increase in revenues was primarily due to increased sales volume of our malt products. The pricing of our malt products is based primarily on the pricing of its principal raw material, barley. Since our malt is manufactured based on our customers’ specifications, our customers may adjust their selection of barley in the event they see fluctuations in the prices of certain types of barley or the prices of barley grown in certain locations. It is also because: 1) The volume of malt we sold in the first quarter of 2011 increased significantly from 7,006 tons in the first quarter of 2010 to that of 28,006 tons in the first quarter of 2011. 2) The sales unit price increased: The company R&D team develops some new type of malt with higher sales unit price so that it increased the total average unit price and the total sales.  For the three months ended March 31, 2011, the sales of the new malt accounted for 19.76% of the total malt sales.

2) Revenue from sales of beer:

We also experienced increases in sales of our beer products resulting from the effects of our increased bottling capacity. As discussed above, in January 2010, we added our second complete bottling line, which increased our maximum bottling capacity from 37,000 metric tons to 83,000 metric tons per annum, and in October 2010, we added our first complete canning line, which further increased our bottling capacity to 98,000 metric tons. The increase in our bottling capacity has allowed us to increase both the number of beer distributors to which we sell our beer products and the geographical reach of our target market for that segment. It is also because: 1) The volume of beer we sold in the first quarter of 2011 increased significantly from 3,600 tons in the first quarter of 2010 to that of 15,267 tons in the first quarter of 2011. 2). our beer revenues also increased in the first quarter of 2011 due to increased sales of higher priced beer products.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials as well as the cost of labor and overhead. Our cost of goods sold increased $13.7 million, or 428%, to $16.9 million in the three months ended March 31, 2011, from $3.2 million for the three months ended March 31, 2010. The cost of malt sales increased $11 million, or 451%, to $13.5 million for the three months ended March 31, 2011, from $2.5 million for the three months ended March 31, 2010. The cost of beer sales increased $2.6 million, or 337%, to $3.4 million for the three months ended March 31, 2011, from $0.8 million for the three months ended March 31, 2010. The increase in cost of goods sold was generally in line with our increased sales volume and revenues. As a percentage of revenues, our cost of goods sold decreased from 83% in the three months ended March 31, 2010 to 80% in the three months ended March 31, 2011.

Gross profit. Our gross profit is equal to the difference between our revenue and our cost of goods sold. Our gross profit increased $3.6 million, or 529%, to $4.2 million in the three months ended March 31, 2011, from $0.67 million for the three months ended March 31, 2010. The gross profit of malt sales increased $2.4 million, or 446%, to $3 million for the three months ended March 31, 2011, from $0.5 million for the three months ended March 31, 2010. The gross profit of beer sales increased $1.14 million, or 873%, to $1.27 million for the three months ended March 31, 2011, from $0.13 million for the three months ended March 31, 2010. The total gross margin increased 3%, to 20% for the three months ended March 31, 2011, from 17% for the three months ended March 31, 2010. This increase gross margin was because the increased total revenue of malt sales and beer sales combined with a increase in the gross margin of beer sales to 27% for the three months ended March 31, 2011, from 15% for the three months ended March 31, 2010 while the gross margin of malt sales remained the same as 18% for the three months ended March 31, 2011 and 2010. Such increase was generally in line with our increased sales volume and revenues. Gross profit as a percentage of revenue was 20% and 17% for three months ended March 31, 2011 and 2010, respectively.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses increased $0.32 million, or 4206%, to $0.32 million in the three months ended March 31, 2011, from $7,608 during the same period in 2010. Such increase was largely attributable to 1): the continuation of our new marketing strategy of providing free beer tastings and complimentary beers in conjunction with our beer sales efforts in order to assist our distributors in obtaining greater market share. 2) Moreover, the addition of 20 sales persons to our beer segment in the first quarter of 2011 and the development of more distributors in the provinces adjoining Shandong province in 2010 continued to increase our salary, travel and social networking expenses. 3) The advertisement expense of beer products increased significantly because the company start to promote products in nationwide media much more actively in the first quarter of 2011 than that of 2010. 4). In the first quarter of 2011, the company start promotion to deliver malt products to customers who are close to the company so that the freight cost and dispatching fees increased $158,023 and $11,760 respectively in first quarter of 2011 than that of first quarter of 2010.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses increased $0.48 million, or 3855%, to $0.49 million in the three months ended March 31, 2011, from $12,451 during the same period in 2010. Such increase was attributable to the number of management personnel increased significantly due to our business expansion.

Interest expense. Interest expense decreased $57,379, or 100%, to $nil for the three months ended March 31, 2011, from $57,379 during the same period in 2010. The difference in interest expense was primarily due to the repayments of short-term bank loans in the first quarters of 2011.

Other Income and Expense. Other income and expense increased $326,879, to $281,263 for the three months ended March 31, 2011, from negative $45,634 during the same period in 2010. The difference in other income and expense was primarily due to the increased sales of the by-product.

Income before Income Taxes. Our income before income taxes increased $3.1 million, or 554%, to $3.7 million in the three months ended March 31, 2011, from $0.56 million during the same period in 2010, as a result of the factors described above.

Income Taxes. Our income tax provisions increased $1.06 million, or 2305%, to $1.1 million in the three months ended March 31, 2011, from $46,070 during the same period in 2010 due to our increase in revenues.

Net Income. As a result of the factors described above, we generated a net income of $2.58 million in the three months ended March 31, 2011, an increase of $2.07 million, or 404%, from $0.51 million during the same period in 2010.

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

The following tables set forth our revenues, sales in metric tons, operating income and production in metric tons by segment for the fiscal years ended March 31, 2011 and 2010 and the percentage increases for each segment between fiscal periods.

	Sales by Segment
	(U.S. dollars in millions)
	Three month Ended			Percentage
	March 31,		Net Change	Change
	2011	2010
Malt Products	$16.5	$3.0	$13.5	450%
Beer Products	4.6	0.9	3.7	411%
Total	$21.1	$3.9	$17.2	442%

	Sales by Segment
	(in metric tons)
	Three month Ended			Percentage
	March 31,		Net Change	Change
	2011	2010
Malt Products	28,006	7,006	21,000	300%
Beer Products	15,267	3,600	11,667	324%
Total	43,273	10,606	32,667,	308%

	Operating Income by Segment
	(U.S. dollars in millions)
				Operating Margin
	Three month Ended			Three month Ended
	March 31,		Change	March 31,
	2011	2010		2011	2010
Malt Products	$2.4	$0.5	$1.9	16%	16%
Beer Products	1.1	0.1	1.0	24%	15%
Total	$3.5	$0.6	$2.9	18%	16%

	Production by Segment
	(in metric tons)
	Three month Ended			Percentage
	March 31,		Net Change	Change
	2011	2010
Malt Products	30,018	8,820	21,198	240%
Beer Products	16,036	3,463	12,573	363%
Total	46,054	12,283	33,771	275%

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $75,051, The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$1,663,773	$1,903,782
Net cash used in investing activities	(5,215,102)	-
Net cash provided by (used in) financing activities	2,524,157	(4,963,853)
Effects of exchange rate change in cash	(15,160)	(12,681)
Net decrease in cash and cash equivalents	(1,042,332)	(3,072,752)
Cash and cash equivalents at beginning of the period	1,117,383	3,731,802
Cash and cash equivalent at end of the period	$75,051	$659,050

Operating Activities

Net cash provided by operating activities was $1.66 million for the three months ended March 31, 2011, as compared to $1.9 million net cash provided by operating activities for the same period in 2010, a decrease of $0.24 million. The decrease in net cash provided by operating activities was primarily attributable to a $5.48 million increase in inventory, and a $0.20 million decrease in taxes payable in 2011 as compared to 2010.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $5.22 million, as compared to $nil million net cash used in investing activities during the same period in 2010. The increase in net cash used in investing activities was mainly attributable to the $5.22 million purchase and advances for plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $2.52 million, as compared to $4.96 million net cash used in financing activities during the same period in 2010. The increase in net cash provided by financing activities was mainly attributable to the $2.52 million increase of due from a shareholder.

Capital Expenditures

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

To date, we have financed our operations primarily through cash flows from operations, augmented in prior fiscal years by short-term bank loans. We believe that our cash on hand and cash flow from operations is sufficient to support our working capital requirements and anticipated capital expenditures over the next 12 months, other than the construction of our new bottling line. To expand our operations, including our planned construction of an additional bottling line, or in the event of changed business conditions, an implementation of our strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue, we may require additional cash resources in the future. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Capital Expenditure Commitments

The Company’s contractual obligations as of March 31, 2011 are US$ 4,094,319 for purchase and construction of a second package line. The package line will be completed by the end of June 2011 when most of the amount will be settled.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

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

Principles of Consolidation

Pursuant to Accounting Standards Codification Topic 810, “Consolidation”, Linyi Malt and Qingyuan Beer, as companies in which we have a controlling financial interest through contractual agreements, have been consolidated in our financial statements. Linyi Malt and Qingyuan Beer’s sales are included in our total sales, their income from operations is consolidated with ours, and our net income includes all of Linyi Malt and Qingyuan Beer’s net income.

Based on the various contractual arrangements described in Item 1. “Business – Our History and Corporate Structure – Relationships with Tsingyuan Group and its Owners” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, we are able to exercise control over the companies in which we have a controlling financial interest through contractual agreements and to obtain in full the economic benefits.

Estimate of the useful lives of property and equipment – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in quarters ended March 31, 2011 and 2010.

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

See Note 2. “Summary of Significant Accounting Policies” in Part I. Item 1. “Notes to Unaudited Condensed Consolidated Financial Statements” herein for a more complete discussion of the critical accounting policies and estimates adopted in this report.

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements summarized below:

-	In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share- based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance~~,~~ or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We have implemented ASU 2010-13 and there was no material effect on the Company’s condensed consolidated financial statements.

-

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 became effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. We have implemented ASU 2010-11 and there was no material effect on the Company’s condensed consolidated financial statements.

-	In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. We have implemented ASU 2010-10 beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Dingyou Zhang, and Chief Financial Officer, Mr. Mingxia Yuan, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhang and Yuan, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of March 31, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

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

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.  Based on the above, as of March 31, 2011, the Company's internal controls over financial reporting are not effective.

PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.      RISK FACTORS.

Not Applicable.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      (REMOVED AND RESERVED).

ITEM 5.      OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2011	TSINGYUAN BREWERY LTD.

	By:	/s/ Dingyou Zhang
Dingyou Zhang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mingxia Yuan
Mingxia Yuan, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)