Form 10-Q
period 2011-06-30
Tsingyuan Brewery Ltd.
filed 2011-08-15
CIK 1103120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

(+86) 534-505-4799(Registrant’s telephone number, including area code)
_____________________________________________________
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

Yes [X]      No [  ]

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	126,857,289

TSINGYUAN BREWERY LTD.

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(UNAUDITED)

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets As of June 30, 2011 and December 31, 2010	F-1
Unaudited Condensed Consolidated Statements of Income and other comprehensive income For the three and six month periods ended June 30, 2011and 2010	F-2
Unaudited Condensed Consolidated Statements of Cash Flows For the six month periods ended June 30, 2011and 2010	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-15

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$102,497	$1,117,383
Accounts receivable	5,600,168	2,710,730
Advances to suppliers	11,230	62,949
Inventories	5,573,964	2,358,178
Other receivables	-	35,945
Total Current Assets	11,287,859	6,285,185

Plant and equipment, net of accumulated depreciation of $3,324,802 and $2,747,621 at June 30,2011 and December 31, 2010, respectively	18,615,135	17,462,287
Intangible asset, net	1,452,874	1,442,271
Advance for long term assets	7,517,409	151,722
Total Assets	$38,873,277	$25,341,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,714,501	$346,798
Advances from customers	1,002,524	322,943
Taxes payable	3,434,085	2,978,635
Due to related parties	-	519,381
Total Current Liabilities	8,151,110	4,167,757

Stockholders' Equity:
Preferred stock, Series B - $0.001 par value, 1,000 authorized, noshares issued and outstanding)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 126,857,289 shares issued and outstanding as of June 30,2011 and December 31,2010 respectively)	126,857	126,857
Additional paid in capital	14,065,434	11,012,046
Statutory surplus reserves	832,981	832,981
Retained earnings	13,151,640	7,155,952
Accumulated other comprehensive income	2,545,255	2,045,872
Total Stockholders' Equity	30,722,167	21,173,708
Total Liabilities and Stockholders' Equity	$38,873,277	$25,341,465

See notes to unaudited condensed consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For The Six Month Periods		For The Three Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenues	$43,300,693	$13,647,612	$22,223,218	$9,757,326
Cost of goods sold	34,207,690	11,003,942	17,357,059	7,785,544
Gross profit	9,093,003	2,643,670	4,866,159	1,971,782

Operating expenses:
General and administrative expenses	751,629	279,187	257,520	266,736
Selling expenses	467,114	24,436	143,467	16,828
Total operating expenses	1,218,743	303,623	400,987	283,564

Income from operations	7,874,260	2,340,047	4,465,172	1,688,218

Other income (expense):
Interest expense	-	(71,379)	-	(14,000)
Interest income	5,046	11,911	3,620	2,485
Other income	513,676	51,745	232,411	97,379
Total other income (expense)	518,722	(7,723)	236,031	85,864

Income before income taxes	8,392,982	2,332,324	4,701,203	1,774,082

Income taxes expense	2,397,294	466,638	1,289,118	420,568

Net income	5,995,688	1,865,686	3,412,085	1,353,514

Other comprehensive income:
Foreign currency translation adjustment	499,383	72,153	356,770	60,202

Comprehensive income	$6,495,071	$1,937,839	$3,768,855	$1,413,716

Earnings per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	126,857,289	125,107,671	126,857,289	125,107,671
Earnings per share, basic and diluted	$0.05	$0.02	$0.03	$0.01

See notes to unaudited condensed consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Month Periods
	Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,995,688	$1,865,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536,234	483,427
Income tax expense	-	71,379
Changes in operating assets and liabilities:
Accounts receivable	(2,806,660)	(1,228,050)
Advances to suppliers	52,270	(237,352)
Inventories	(3,135,672)	(1,079,452)
Other Receivables	-	-
Accounts payables and accrued expense	3,250,725	4,673,431
Taxes payable	395,874	1,392,186
Advances from customers	665,850
Total adjustments	(1,041,379)	4,075,569
Net cash provided by operating activities	4,954,309	5,941,255

CASH FLOWS FROM INVESTING ACTIVITIES
Advances for long term assets	(7,277,925)	-
Purchases of plant and equipment	(1,341,500)	-
Net cash used in investing activities	(8,619,425)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to short-term loans	-	(6,020,956)
Cash payments for interest expenses	-	(71,379)
Collection of related party Receivables	2,587,852	-
Net cash provided by/(used in) financing activities	2,587,852	(6,092,335)

NET DECREASE IN CASH	(1,077,264)	(151,080)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	62,378	14,080

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,117,383	3,742,750

CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,497	$3,605,750

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$-	$71,379
Income tax paid	$2,331,979	$46,136
Non-Cash Financing Activities:
Related Party Advance Contributed to Capital	$3,043,538	$-

See notes to unaudited condensed consolidated financial statements

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Tsingyuan Brewery Ltd. (“Tsingyuan”) a corporation incorporated under the laws of the State of Delaware, formerly known as Sabre Industrial, Inc. (“Sabre”). Hereafter, Tsingyuan, its subsidiaries and companies in which it has a controlling financial interest through contractual agreements, are collectively referred to as the “Company”, unless specific reference is made to a subsidiary, or to Sabre prior to it being renamed Tsingyuan..

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

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 11, 2011, the Company entered into a settlement agreement with a consultant. The consultant was engaged to provide services relating to the Company's reverse merger, which occurred in September 2010, however, there was a dispute between the two parties regarding such services. The settlement agreement provided that the consultant would keep approximately 8.2 million shares of the Company’s common stock and receive a cash payment of approximately $227,000. The common stock was issued in September 2010 in connection with the reverse merger. The value of the common stock was approximately $1.7 million. The cash payment of $227,000 has been recorded for the six months ended June 30, 2011 condensed consolidated statements of income.

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

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following are brief descriptions of the entrusted management agreements entered by Beijing Qingyuan and each of Linyi Malt and Qingyuan Beer:

(1) Exclusive Technical Service and Business Consulting Agreement - The Exclusive Technical Service and Business Consulting Agreement provide that Beijing Qingyuan will be fully and exclusively responsible for the management of Linyi Malt and Qingyuan Beer. As consideration for such services, Linyi Malt and Qingyuan Beer have agreed to pay Beijing Qingyuan a management fee during the term of this agreement in an amount equal to Linyi Malt’s and Qingyuan Beer’s estimated earnings before income tax. In addition, Beijing Qingyuan will assume all operating risks related to Linyi Malt and Qingyuan Beer and will bear all losses of Linyi Malt and Qingyuan Beer. This agreement will terminate on the earliest of the following: (1) the winding up of Linyi Malt and Qingyuan Beer, or (2) the termination date determined by the parties thereto, or (3) the date on which Beijing Qingyuan completes the acquisition of Linyi Malt and Qingyuan Beer.

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

Because of the above arrangement, all of Linyi Malt and Qingyuan Beer equity owners' rights and obligations were assigned to Beijing Qingyuan resulting in the equity owners lacking the ability to make decisions that have a significant effect on Linyi Malt and Qingyuan Beer’ operations and Beijing Qingyuan’s ability to extract the profits from the operation of Linyi Malt and Qingyuan Beer, and assume the Linyi Malt and Qingyuan Beer’ residual benefits. Because the Beijing Qingyuan and its indirect parent are the sole interest holders of the Linyi Malt and Qingyuan Beer, Beijing Qingyuan consolidates Linyi Malt and Qingyuan Beer from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Unaudited Condensed Consolidated Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2011. The results of the six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, sales returns and recoverability of long-term assets.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. The Company has not recorded an allowance as of June 30, 2011 and December 31, 2010.

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high-credit-quality financial institutions.

Concentration of Customer

For the six months period ended June 30, 2011, one customer individually accounted for 10% of the Company’s sales and four customers individually accounted for 13%, 11%, 11% and 10% of the Company’s account receivables, respectively. For the year ended Dec 31, 2010, three customers individually accounted for 45%, 35% and 17% of the Company’s account receivables, respectively.

Concentration of suppliers

For the six months period ended June 30, 2011, three suppliers individually accounted for 36%, 27% and 13% of the Company's purchase and three suppliers individually accounted for 51%, 23% and 21% of the Company's account payables. For the three months period ended June 30, 2011, three suppliers individually accounted for 27%, 22% and 16% of the Company's purchase. For the six months period ended June 30, 2010, one supplier individually accounted for 41% of the Company's purchase. For the three months period ended June 30, 2010, one supplier individually accounted for 36% of the Company's purchase.

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

These tiers include:

  Level 1—Quoted prices in active markets for identical assets or liabilities;
  Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, advances to suppliers, accounts payable and accrued expense, other payables, advances from customers, taxes payable and due to related parties as of June 30, 2011 and December 31, 2010. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

Inventories

Inventories consist of raw materials, work in progress and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost (weighted average basis) or market. The cost elements of working in progress and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Packaging design costs are expensed as incurred.

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold.

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels in an effort to maximize utilization of hops on hand. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brew masters. The Company has not recorded any loss on purchase commitments during the three and six months ended June 30, 2011 and 2010.

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

Advances from Customers

Advances from customers consist of amounts paid to the Company in advance for inventory purchase. The Company receives these amounts and recognizes them as a current liability until the revenue can be recognized when the product is shipped and the title has passed to the customer according to the shipping terms. The balance of advances from customers was $ 1,002,524 and $322,943 as of June 30, 2011 and December 31, 2010, respectively.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three and six months ended June 30, 2011 and 2010.

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings per share for each of the periods presented are calculated as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net income attributable to Tsingyuan Brewery Ltd. (numerator for diluted earnings per share)	$5,995,687	$1,865,686	$3,412,085	$1,353,514
Net income attributable to common shareholders of Tsingyuan Brewery Ltd.
(numerator for basic earnings per share)	5,995,687	1,865,686	3,412,085	1,353,514

Weighted average number of common shares outstanding – Basic	126,857,289	125,107,671	126,857,289	125,107,671
Effect of diluted securities:	-	-	-	-
Weighted average number of common shares outstanding –Diluted	126,857,289	125,107,671	126,857,289	125,107,671

Earnings per share-Basic	$0.05	$0.02	$0.03	$0.01

Earnings per share-Diluted	$0.05	$0.02	$0.03	$0.01

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

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements summarized below:

  In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

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

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3– INVENTORIES

As of June 30, 2011 and December 31, 2010, inventories consisted of the following:

	June 30,2011	December 31,2010
	(Unaudited)
Raw Materials	$2,522,713	$561,765
Work in process	1,281,222	-
Finished Goods	1,770,029	1,796,413
Total	$5,573,965	$2,358,178

NOTE 4 – TAXES

As of June 30, 2011 and December 31, 2010, taxes payable was comprised of the following:

	June 30,2011	December 31,2010
	(Unaudited)
VAT and consumption taxes payable	$1,877,711	$1,559,370
Income taxes payable	1,368,506	1,278,835
Local and municipal taxes and fees	187,868	140,430
	$3,434,085	$2,978,635

(a) Corporation Income Tax (“CIT”)

The Company adopted ASC Topic 740 “Income taxes” and use liability method to accounts for income taxes.

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States. For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2011. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the six month periods ended June 30, 2011 and 2010:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2011	2010	2011	2010
Current income tax expense	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
US Federal	$-	$-	$-	$-
US State	-	-	-	-
PRC current income tax expense	2,397,294	466,638	1,289,118	420,568
Total Provision for Income Tax	$2,397,294	$466,638	$1,289,119	$420,568

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and for which the “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting and properties of an enterprise. As of June 30, 2011, no detailed interpretation or guidance had been issued to define “place of effective management”. Furthermore, as of June 30, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” was unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT

Law. The Company has analyzed the applicability of this law, as of June 30, 2011 and December 31, 2010 , the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaties where applicable, for dividends distributed by a foreign-invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. Foreign-invested enterprises became subject to the withholding tax starting January 1, 2008. There were no dividends distributed by any subsidiaries of the Company during the three and six month periods ended June 30, 2011 and 2010.

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

The VAT payable balances of $1,472,881 and $1,028,441 at June 30, 2011 and December 31, 2010, respectively, were included in taxes payable in the accompanying consolidated balance sheets.

NOTE 5 – RELATED PARTY TRANSACTION

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The due to related parties represented the advances from the Company’s shareholders. Such advances are non-interest bearing, unsecured and due upon demand. As of June 30, 2011 and December 31, 2010, the Company had amounts due to related party of $0 and $519,381, respectively.

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

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the three month periods ended June 30, 2011(Unaudited)
	Malt	Beer	Corporate	Total
Revenues	$13,042,514	$9,180,704	$-	$22,223,218
Depreciation and amortization	123,177	147,076	-	270,253
Interest income	1,308	2,312	-	3,620
Interest expense	-	-	-	-
Income tax expense	770,182	518,936	-	1,289,118
Segment net income/(loss)	1,906,728	1,556,805	(51,448)	3,412,085
Segment assets	15,934 ,185	22,901,365	37,727	38,873,277
Expenditure for segment plant and	$2,673	$1,305,348	$-	$1,308,021
equipment and intangible assets

	As of and for the three month periods ended June 30, 2010(Unaudited)
	Malt	Beer	Corporate	Total
Revenues	$5,318,660	$4,438,666	$-	$9,757,326
Depreciation and amortization	118,154	130,384	-	248,538
Interest income	2,407	78	-	2,485
Interest expense	14,000	-	-	14,000
Income tax expense	262,981	157,587	-	420,568
Segment net income/(loss)	726,753	626,761	-	1,353,514
Segment assets	14,518,577	10,918,649	-	25,437,226
Expenditure for segment plant and	$-	$-	$-	$-
equipment and intangible assets

	As of and for the six month periods ended June 30, 2011(Unaudited)
	Malt	Beer		Corporate	Total
Revenues	$29,494,493	$13,806,200		$-	$43,300,693
Depreciation and amortization	245,440	290,794		-	536,234
Interest income	2,734	2,312		-	5,046
Interest expense	-	-		-	-
Income tax expense	1,595,737	801,557		-	2,397,294
Segment net income/(loss)	3,709,462	2,404,669		(118,444)	5,995,688
Segment assets	15,934,185	22,901,365		37,727	38,873,277
Expenditure for segment plant and	$2,673	$1,338,827	$		$1,341,500
equipment and intangible assets

	As of and for the six month periods ended June 30, 2010(Unaudited)
	Malt	Beer	Corporate	Total
Revenues	$8,310,901	$5,336,711	$-	$13,647,612
Depreciation and amortization	235,971	247,456	-	483,427
Interest income	11,831	80	-	11,911
Interest expense	71,379	-	-	71,379
Income tax expense	309,051	157,587	-	466,638
Segment net income/(loss)	1,107,135	758,551	-	1,865,686
Segment assets	14,518,577	10,918,649	-	25,437,226
Expenditure for segment plant and	$-	$-	$-	$-
equipment and intangible assets

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

  “Linyi Malt” refers to Linyi Hengchang Brewer’s Malt Co., Ltd., a PRC limited company;

  “Qingyuan Beer” refers to Shandong Qingyuan Beer Co., Ltd., a PRC limited company

  “Tsingyuan Holding” refers to Tsingyuan Holding, Inc., a Delaware corporation;

  “Tsingyuan HK” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

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

Overview of our Business

We are principally engaged in the production and distribution of brewer’s malt and beer products in the PRC. Currently, we manufacture various types of malt products from a wide variety of domestic and imported barleys. Our malts are either used in the production of our own beer products or are sold on a wholesale basis to other breweries through our direct sales force. Most of our third-party malt sales involve malts that are made to meet our customers’ specifications on a custom basis. At December 31, 2010, our beer line included eight full-flavored, affordably priced beers that are marketed under the “Qinglin,” “Qingyi” or “Qingyuan” trade names to middle-class consumers in second- and third-tier cities throughout northern and eastern China. Our malt and beer production facilities, which are located in Shandong Province in the PRC, have an aggregate annual malt processing capacity of approximately 120,000 metric tons, or MT, based upon two 8-hour shifts each working day, and an aggregate annual beer processing capacity of approximately 200,000 MT, based upon 20 hours each working day.

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

Second Quarter Financial Performance Highlights

We experienced strong growth in revenues, gross profit, and net income, primarily as a result of the rapid growth in our production and sales volume. The following summarizes certain key financial information for the second quarter of 2011: :

  Revenue: Total sales were $22.2 million for the three months ended June 30, 2011, an increase of $12.4 million, or 127%, from $9.8 million for the same period last year.

  Gross profit and margin: Gross profit was $4.9 million for the three months ended June 30, 2011, an increase of $2.9 million, or 145%, from $2.0 million for the same period last year. Gross margin was 21.90% for the three months ended June 30, 2011, as compared to 20.21% for the same period last year, a 1.69% increase.

  Net income: Net income was $3.4 million for the three months ended June 30, 2011, an increase of $2.0 million, or 143%, from $1.4 million for the same period of last year.
  Fully diluted net income per share: Fully diluted net income per share for the three months ended June 30, 2011 was $0.03, as compared to $0.01 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the three months ended June 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Three Months Ended		Three Months Ended
	June 30, 2011(Unaudited)		June 30, 2010(Unaudited)
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$22,223,218	100%	$9,757,326	100%
Cost of goods sold	17,357,059	78%	7,785,544	80%
Gross profit	4,866,159	22%	1,971,782	20%
Selling and marketing expenses	143,467	1%	16,828	0%
General and administrative expenses	257,520	1%	266,736	3%
Net income from operations	4,465,172	20%	1,688,218	17%
Other income (expense):
Interest expense	-	-	(14,000)	0%
Interest income	3,620	0%	2,485	0%
Other income	232,412	1%	97,379	1%
Net other income	236,032	1%	85,864	1%
Net income before provision for income taxes	4,701,204	21%	1,774,082	18%
Provision for income taxes	1,289,118	6%	420,568	4%
Net income	3,412,086	15%	1,353,514	14%
Foreign currency translation adjustment	356,769	2%	60,202	5%
Comprehensive income	$3,768,855	17%	$1,413,716	19%

Revenues. Our revenues are mainly generated from sales of our malt and beer products. Our revenues increased $12.4 million, or 127%, to $22.2 million for the three months ended June 30, 2011 from $9.8 million during the same period in 2010.

1) Revenue from sales of malt:

The increase in revenues was primarily due to increased sales volume of our malt products. The volume of malt we sold increased significantly from 12,096 MT in the three months ended June 30, 2010 to 22,550 MT in the three months ended June 30, 2011. In addition, the sales unit price of our malt products also increased, as our R&D team developed some new types of malt with higher unit prices, which led to an increase in the total average unit price. For the three months ended June 30, 2011, the sales of the new malt accounted for 51% of the total malt sales. The pricing of our malt products is based primarily on the pricing of its principal raw material, barley. Since our malt is manufactured based on our customers’ specifications, our customers may adjust their selection of barley in the event they see fluctuations in the prices of certain types of barley or the prices of barley grown in certain locations.

2) Revenue from sales of beer:

We also experienced increases in sales of our beer products resulting from the effects of our increased bottling capacity. In January 2010, we added our second complete bottling line, which increased our maximum bottling capacity from 37,000 MT to 83,000 MT per annum, and in October 2010, we added our first complete canning line, which further increased our bottling capacity to 98,000 MT. The increase in our bottling capacity has allowed us to increase both the number of beer distributors to which we sell our beer products and the geographical reach of our target market for that segment. The volume of beer we sold increased significantly from 19,112MT in the three months ended June 30, 2010 to 33,563 MT in the three months ended June 30, 2011.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials as well as the cost of labor and overhead. Our cost of goods sold increased by $9.6 million, or 123%, to $17.4 million in the three months ended June 30, 2011, from $7.8 million for the same period in 2010. The cost of malt sales increased by $6.1 million, or 142%, to $10.4 million for the three months ended June 30, 2011, from $4.3 million for the three months ended June 30, 2010. The cost of beer sales increased by $3.5 million, or 100%, to $7.0 million for the three months ended June 30, 2011, from $3.5 million for the three months ended June 30, 2010. The increase in cost of goods sold for both segments was generally in line with our increased sales. As a percentage of sales, our cost of goods sold decreased from 80% in the three months ended June 30, 2010 to 78% in the three months ended June 30, 2011.

Gross profit and gross margin. Our gross profit is equal to the difference between our sales and our cost of goods sold. Our gross profit increased by $2.9 million, or 145%, to $4.9 million in the three months ended June 30, 2011, from $2.0 million for the same period in 2010. The total gross margin increased by 1.7%, to 21.9% for the three months ended June 30, 2011, from 20.2% for the same period in 2010. Such increase was generally in line with our increased sales. The gross profit of malt sales increased by $1.7 million, or 170%, to $2.7 million for the three months ended June 30, 2011, from $1.0 million for the same period in 2010. The gross profit of beer sales increased $1.2 million, or 133%, to $2.1 million for the three months ended June 30, 2011, from $0.9 million for the same period in 2010. The gross margin of malt sales increased to 20.8% for the three months ended June 30, 2011, from 19.7% for the same period in 2010, due to the new types of malt with higher sales unit prices, such as Australian malt. The gross margin of beer sales increased to 23.5% for the three months ended June 30, 2011, from 20.8% for the same period in 2010, also due to the new types of beer with higher unit prices, such as Tsingyuan snow, Vistar, and Qingyuan Aumaiwang.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling expenses increased by $126,639, or 754%, to $143,467 in the three months ended June 30, 2011, from $16,828 during the same period in 2010. Such increase was largely attributable to 1): the continuation of our new marketing strategy of providing free beer tastings and complimentary beers in conjunction with our beer sales efforts in order to assist our distributors in obtaining greater market share. 2) Moreover, the addition of 20 sales persons to our beer segment in the first quarter of 2011 and the development of more distributors in the provinces adjoining Shandong province in 2010 continued to increase our salary, travel and social networking expenses. 3) The advertisement expense of beer products increased significantly because we started to promote products in nationwide media much more actively in 2011 than in 2010. 4). In 2011, we started to deliver malt products to customers who are close to the company so that the freight cost and dispatching fees increased by $16,200 and $9,100, respectively, in the three months ended June 30, 2011 as compared to the same period in 2010.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $9,216 and, or 3.5%, to $257,520 in the three months ended June 30, 2011, from $266,736 during the same period in 2010. During the three months ended June 30, 2011 we significantly increased number of management personnel due to our business expansion caused the increase of expenses, offered by $54,700 consulting fee which occurred during the second quarter of last year weakened the attribution of increased number of management personnel.

Interest expense. Interest expense was $0 for the three months ended June 30, 2011, but $ 14,000 during the same period in 2010. The difference in interest expense was primarily due to the repayments of short-term bank loans during last year.

Other income and expense. Other income and expense increased by $135,033, to an income of $232,412 for the three months ended June 30, 2011, as compared to an expense of $ 97,379 during the same period in 2010. The difference in other income and expense was primarily due to the increased sales of malt by-products.

Income before income taxes. Our income before income taxes increased by $2.9 million, or 161%, to $4.7 million in the three months ended June 30, 2011, from $1.8 million during the same period in 2010, as a result of the factors described above.

Income taxes. Our income tax provisions increased by $0.9 million, or 225%, to $1.3 million in the three months ended June 30, 2011, from $0.4 million during the same period in 2010, due to an increase in sales.

Net income. As a result of the factors described above, we generated a net income of $3.4 million in the three months ended June 30, 2011, an increase of $2.0 million, or 143%, from $1.4 million during the same period in 2010.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the six months ended June 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Six Months Ended		Six Months Ended
	June 30, 2011(Unaudited)		June 30, 2010(Unaudited)
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$43,300,693	100%	$13,647,612	100%
Cost of goods sold	34,207,690	79%	11,003,942	81%
Gross profit	9,093,003	21%	2,643,670	19%
Selling and marketing expenses	467,114	1%	24,436	0%
General and administrative expenses	751,629	2%	279,187	2%
Net income from operations	7,874,260	18%	2,340,047	17%
Other income (expense):
Interest expense	-		(71,379)	-1%
Interest income	5,046	0%	11,911	0%
Other income	513,676	1%	51,745	0%
Net other income (expenses)	518,722	1%	(7,723)	0%
Net income before provision for income taxes	8,392,982	19%	2,332,324	17%
Provision for income taxes	2,397,294	5%	466,638	3%
Net income	5,995,688	14%	1,865,686	14%
Foreign currency translation adjustment	499,383	1%	72,153	1%
Comprehensive income	$6,495,071	15%	$1,937,839	15%

Revenues. Our Revenues increased $29.7 million, or 217%, to $43.3 million for the six months ended June 30, 2011 from $13.6 million during the same period in 2010.

1) Revenue from sales of malt:

The increase in revenues was primarily due to increased sales volume of our malt products. The volume of malt we sold increased significantly from 19,002 MT in the six months ended June 30, 2010 to 50,556 MT in the six months ended June 30, 2011. In addition, the sales unit price of our malt products also increased, as our R&D team developed some new types of malt with higher sales unit prices, which led to an increase in the total average unit price. For the six months ended June 30, 2011, the sales of the new malt accounted for 62% of the total malt sales.

2) Revenue from sales of beer:

We also experienced increases in sales of our beer products resulting from the effects of our increased bottling capacity. The increase in our bottling capacity has allowed us to increase both the number of beer distributors to which we sell our beer products and the geographical reach of our target market for that segment. The volume of beer we sold in the increased significantly from 22,712 MT in the three months ended June 30, 2010 to 48,831 MT in the six months ended June 30, 2011.

Cost of goods sold. Our cost of goods sold increased by $23.2 million, or 211%, to $34.2 million in the six months ended June 30, 2011, from $11.0 million for the same period in 2010. The cost of malt sales increased by $16.8 million, or 251%, to $23.5 million for the six months ended June 30, 2011, from $6.7 million for the six months ended June 30, 2010. The cost of beer sales increased by $6.4 million, or 149%, to $10.7 million for the three months ended June 30, 2011, from $4.3 million for the six months ended June 30, 2010. The increase in cost of goods sold for both segments was generally in line with our increased sales. As a percentage of sales, our cost of goods sold decreased from 81% in the three months ended June 30, 2010 to 79% in the six months ended June 30, 2011.

Gross profit and gross margin. Our gross profit increased by $6.5 million, or 250%, to $9.1 million in the six months ended June 30, 2011, from $2.6 million for the same period in 2010. The total gross margin increased by 1.6%, to 21.0% for the six months ended June 30, 2011, from 19.4% for the same period in 2010. Such increase was generally in line with our increased sales. The gross profit of malt sales increased $4.4 million, or 275%, to $6.0 million for the six months ended June 30, 2011, from $1.6 million for the same period in 2010. The gross profit of beer sales increased by $2.1 million, or 210%, to $3.1 million for the six months ended June 30, 2011, from $1.0 million for the same period in 2010. The gross margin of malt sales increased to 20.2% for the six months ended June 30, 2011, from 18.8% for the same period in 2010, due to the new types of malt with higher sales unit prices, such as Australian malt. The gross margin of beer sales increased to 22.7% for the six months ended June 30, 2011, from 20.2% for the same period in 2010, also due to the new types of beer with higher unit prices, such as Tsingyuan snow, Vistar, and Qingyuan Aumaiwang.

Selling and marketing expenses. Our selling expenses increased by $442,678, or 1,814%, to $467,114 in the six months ended June 30, 2011, from $24,436 during the same period in 2010. Such increase was largely attributable to 1): the continuation of our new marketing strategy of providing free beer tastings and complimentary beers in conjunction with our beer sales efforts in order to assist our distributors in obtaining greater market share. 2) Moreover, the addition of 20 sales persons to our beer segment in the first quarter of 2011 and the development of more distributors in the provinces adjoining Shandong province in 2010 continued to increase our salary, travel and social networking expenses. 3) The advertisement expense of beer products increased significantly because we started to promote products in nationwide media much more actively in the first quarter of 2011 than that of 2010. 4). In the first quarter of 2011, we started to deliver malt products to customers who are close to the company so that the freight cost and dispatching fees increased by $168,500 and $27,100, respectively, in the six months ended June 30, 2011 as compared to the same period in 2010.

General and administrative expenses. Our general and administrative expenses increased by $472,442, or 169%, to $751,629 in the six months ended June 30, 2011, from $279,187 during the same period in 2010. Such increase was attributable to the number of management personnel increased significantly due to our business expansion.

Interest expense. Interest expense was $0 for the six months ended June 30, 2011, but $71,379 during the same period in 2010. The difference in interest expense was primarily due to the repayments of short-term bank loans during last year.

Other income and expense. Other income and expense increased by $ 461,931, to an income of $ 513,676 for the six months ended June 30, 2011, as compared to an expense of $51,745 during the same period in 2010. The difference in other income and expense was primarily due to the increased sales of malt by-products.

Income before income taxes. Our income before income taxes increased by $6.1 million, or 260%, to $8.4 million in the six months ended June 30, 2011, from $2.3 million during the same period in 2010, as a result of the factors described above.

Income taxes. Our income tax provisions increased by $1.9 million, or 380%, to $2.4 million in the six months ended June 30, 2011, from $0.5 million during the same period in 2010, due to an increase in sales.

Net income. As a result of the factors described above, we generated a net income of $6.0 million in the six months ended June 30, 2011, an increase of $4.1 million, or 216%, from $1.9 million during the same period in 2010.

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

The following tables set forth our revenues, sales in metric tons, operating income and production in metric tons by segment for the fiscal years ended June 30, 2011 and 2010 and the percentage increases for each segment between fiscal periods.

	Sales by Segment
	(U.S. dollars in millions)
	Three Months Ended June 30			Percentage
	2011	2010	Net Change	Change
Malt Products	$13.1	$5.4	$7.7	143%
Beer Products	9.1	4.4	4.7	107%
Total	$22.2	$9.8	$12.4	127%

	Sales by Segment
	(in metric tons)
	Three Months Ended June 30			Percentage
	2011	2010	Net Change	Change
Malt Products	22,550	12,096	10,454	86%
Beer Products	33,563	19,112	14,451	76%
Total	56,113	31,208	24,905	80%

	Operating Income by Segment
	(U.S. dollars in millions)
	Three Months Ended June 30			Percentage
	2011	2010	Net Change	Change
Malt Products	$2.5	0.8	1.7	215%
Beer Products	2.0	0.9	1.1	122%
Total	$4.5	1.7	2.8	165%

	Production by Segment
	(in metric tons)
	Three Months Ended June 30			Percentage
	2011	2010	Net Change	Change
Malt Products	20,718	13,858	6,860	50%
Beer Products	48,979	19,897	29,082	146%
Total	69,697	33,755	35,942	106%

	Sales by Segment
	(U.S. dollars in millions)
	Six Months Ended June 30			Percentage
	2011	2010	Net Change	Change
Malt Products	$29.5	$8.3	$21.2	255%
Beer Products	13.8	5.3	8.5	160%
Total	$43.3	$13.6	$29.7	218%

	Sales by Segment
	(in metric tons)
	Six Months Ended June 30			Percentage
	2011	2010	Net Change	Change
Malt Products	50,556	19,002	31,554	166%
Beer Products	48,831	22,712	26,119	115%
Total	99,387	41,714	57,673	138%

	Operating Income by Segment
	(U.S. dollars in millions)
	Six Months Ended June 30			Percentage
	2011	2010	Net Change	Change
Malt Products	$5.1	$1.3	$3.8	292%
Beer Products	2.7	1.0	1.7	170%
Total	$7.8	$2.3	$5.5	239%

	Production by Segment
	(in metric tons)
	Six Months Ended June 30			Percentage
	2011	2010	Net Change	Change
Malt Products	50,736	22,678	28,058	124%
Beer Products	65,015	23,360	41,655	178%
Total	115,751	46,038	69,713	151%

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $102,497, The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$4,954,308	$5,941,255
Net cash used in investing activities	(8,619,425)	-
Net cash provided by (used in) financing activities	2,587,852	(6,092,335)
Effects of exchange rate change in cash	62,378	14,080
Net decrease in cash and cash equivalents	(1,014,886)	(137,000)
Cash and cash equivalents at beginning of the period	1,117,383	3,742,750
Cash and cash equivalent at end of the period	$102,497	$3,605,750

Operating Activities

Net cash provided by operating activities was $5.0 million for the six months ended June 30, 2011, as compared to $5.9 million net cash provided by operating activities for the same period in 2010, a decrease of $0.9 million. The decrease was primarily attributable to a $2.1 million increase in inventory, a $1.4 million increase in accounts payables, a $1.0 million increase in taxes payable and a $1.6 million decrease in accounts receivable in 2011 as compared to 2010.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $8.6 million, as compared to $0 net cash used in investing activities during the same period in 2010. The increase in net cash used in investing activities was mainly attributable to the $8.6 million purchase and advances for plant and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $2.6 million, as compared to $6.1 million net cash used in financing activities during the same period in 2010. The increase in net cash provided by financing activities of $8.7 million was mainly attributable to the settlement of due from a shareholder of $2.6 million in 2011 and repayment of banks loans of $6 million in 2010.

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

Capital Expenditure Commitments

The Company’s contractual obligations as of June 30, 2011 were US$ 873,862 for purchase and construction of a second package line. The package line was completed by the end of July 2011 and most expenditures will be settled.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Based on the various contractual arrangements described in Item 1, “Business – Our History and Corporate Structure – Relationships with Tsingyuan Group and its Owners” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2011, we are able to exercise control over the companies in which we have a controlling financial interest through contractual agreements and to obtain in full the economic benefits.

Estimate of the useful lives of property and equipment – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in quarters ended June 30, 2011 and 2010.

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

  In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for theconsolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. We have implemented ASU 2010-10 beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Dingyou Zhang, and Chief Financial Officer, Mr. Mingxia Yuan, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhang and Yuan, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of June 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following materials from the Tsingyuan Brewery Ltd. Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	TSINGYUAN BREWERY LTD.

	By:	/s/ Dingyou Zhang
Dingyou Zhang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mingxia Yuan
Mingxia Yuan, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)