Form 10-Q
period 2011-09-30
Tsingyuan Brewery Ltd.
filed 2011-11-18
CIK 1103120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	126,857,289

TSINGYUAN BREWERY LTD.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

TABLE OF CONTENTS

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets As of September 30, 2011 and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income For the Three and Nine Month periods ended September 30, 2011and 2010	2

Unaudited Condensed Consolidated Statements of Cash Flows For the Nine Month periods ended September 30, 2011and 2010	3

Notes to Unaudited Condensed Consolidated Financial Statements	4 - 18

ii

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$258,801	$1,117,383
Accounts receivable	4,720,824	2,710,730
Advances to suppliers	2,875,143	62,949
Inventories	4,338,606	2,358,178
Other receivables	-	35,945
Total Current Assets	12,193,374	6,285,185

Plant and equipment, net of accumulated depreciation of $3,658,265 and $2,747,621 at September 30,2011 and December 31, 2010, respectively	17,734,559	17,462,287
Construction in progress	9,788,788	-
Intangible asset, net	1,690,427	1,442,271
Advance for long term assets	23,431	151,722
Total Assets	$41,430,579	$25,341,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,447,293	$346,798
Advances from customers	852,690	322,943
Taxes payable	2,990,469	2,978,635
Due to related parties	-	519,381
Total Current Liabilities	6,290,452	4,167,757

Stockholders’ Equity:
Preferred stock, Series B - $0.001 par value, 1,000 authorized, no shares issued and outstanding)	-	-
Common stock ($0.0001 par value, 300,000,000 shares authorized, 126,857,289 shares issued and outstanding as of September 30, 2011 and December 31, 2010 respectively)	126,857	126,857
Additional paid in capital	14,065,434	11,012,046
Statutory surplus reserves	832,981	832,981
Retained earnings	17,207,042	7,155,952
Accumulated other comprehensive income	2,907,813	2,045,872
Total Stockholders’ Equity	35,140,127	21,173,708
Total Liabilities and Stockholders’ Equity	$41,430,579	$25,341,465

See notes to unaudited condensed consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For The Nine Month Periods		For The Three Month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenues	$63,821,575	$32,869,038	$20,520,882	$18,525,985
Cost of goods sold	49,329,727	26,141,747	15,122,037	14,432,621
Gross profit	14,491,848	6,727,291	5,398,845	4,093,364

Operating expenses:
General and administrative expenses	948,402	331,690	196,773	121,943
Selling expenses	660,319	66,356	193,205	42,010
Total operating expenses	1,608,721	398,046	389,978	163,953

Income from operations	12,883,127	6,329,245	5,008,867	3,929,411

Other income (expense):
Interest expense	-	(189,788)	-	(3,328)
Interest income	8,997	149,983	3,951	5,519
Other income	757,229	98,147	243,554	46,161
Total other income (expense)	766,226	58,342	247,505	48,352

Income before income taxes	13,649,353	6,387,587	5,256,372	3,977,763

Income taxes expense	3,598,263	1,596,887	1,200,969	997,912

Net income	10,051,090	4,790,700	4,055,403	2,979,851

Other comprehensive income:
Foreign currency translation adjustment	861,941	339,089	362,558	280,664

Comprehensive income	$10,913,031	$5,129,789	$4,417,961	$3,260,515
Earnings per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	126,857,289	125,216,622	126,857,289	125,430,970

Earnings per share, basic and diluted	$0.08	$0.04	$0.03	$0.02

See notes to unaudited condensed consolidated financial statements

TSINGYUAN BREWERY LTD. AND SUBSIDIARIES
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Month Periods Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,051,090	$4,790,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	840,038	722,799
Changes in operating assets and liabilities:
Accounts receivable	(1,899,067)	(3,138,953)
Advances to suppliers	(2,765,319)	-
Inventories	(1,880,128)	(2,728,772)
Restricted assets	-	-
Deferred tax assets	-	71,376
Accounts payables and accrued expense	2,028,107	(2,668,523)
Taxes payable	(74,976)	2,559,127
Advances from customers	511,870	278,740
Total adjustments	(3,239,475)	(4,904,206)
Net cash provided by/(used in) operating activities	6,811,615	(113,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances for long term assets	130,648	-
Purchases of plant and equipment	(802,371)	(526,671)
Construction in progress	(9,631,996)	-
Net cash used in investing activities	(10,303,719)	(526,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to short-term loans	-	(6,601,725)
Due to related parties	-	3,902,649
Collection of related party receivables	2,584,330
Net cash provided by/(used in) financing activities	2,584,330	(2,699,076)

NET DECREASE IN CASH	(907,774)	(3,339,253)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	49,192	18,520

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,117,383	3,731,802

CASH AND CASH EQUIVALENTS, END OF PERIOD	$258,801	$411,069

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$-	$73,670
Income tax paid	$3,640,765	$1,129,062
Non-Cash Financing Activities:
Related Party Advance Contributed to Capital	$3,074,081	$-

See notes to unaudited condensed consolidated financial statements

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the financial statements of Tsingyuan Brewery Ltd. (“Tsingyuan”) a corporation incorporated under the laws of the State of Delaware, formerly known as Sabre Industrial, Inc. (“Sabre”). Hereafter, Tsingyuan, its subsidiaries and variable interest entities (VIEs), where Tsingyuan is deemed the primary beneficiary, are collectively referred to as the “Company”, unless specific reference is made to a subsidiary, or to Sabre prior to it being renamed Tsingyuan.

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

The Share Exchange was effectively a reorganization of the entities for accounting purposes and was deemed to be a reverse acquisition. Subsequent to the Share Exchange, the financial statements presented are those of a combined Tsingyuan Holding and its subsidiaries, including the VIEs, as if the Share Exchange had been in effect retroactively for all periods presented. Accordingly, the 60,000,000 common shares from the Zhang Stock Purchase and the 65,107,671 common shares from the Share Exchange, totaling 125,107,671 common shares, are presented as having been issued since inception. The 607,902 shares of common stock not owned, or controlled by Dingyou Zhang, subsequent to the Zhang Stock Purchase are shares issued as of September 24, 2010 as a result of the reverse merger, and are presented as if outstanding commencing on September 24, 2010, the date of the Share Exchange. On September 28, 2010, the 1,000 shares of Series B Preferred Stock issued to CSII as a condition of the Zhang Stock Purchase were converted into 1,141,716 shares of common stock.

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

On January 11, 2011, the Company entered into a settlement agreement with a consultant. The consultant was engaged to provide services relating to the Company’s reverse merger, which occurred in September 2010, however, there was a dispute between the two parties regarding such services. The settlement agreement provided that the consultant would keep approximately 8.2 million shares of the Company’s common stock and receive a cash payment of approximately $227,000. The common stock was issued in September 2010 in connection with the reverse merger. The value of the common stock was approximately $1.7 million. The cash payment of $227,000 has been recorded in the Nine Months ended September 30, 2011 condensed consolidated statements of income.

Beijing Qingyuan’s control over Linyi Malt and Qingyuan Beer is generally identified as an “entrusted management” business arrangement that is a result of Linyi Malt and Qingyuan Beer, together with their shareholders, having entered into a series of entrusted management agreements. The agreements provide that all economic benefits and risks arising from the operations of Linyi Malt and Qingyuan Beer shall be transferred to Beijing Qingyuan. Accordingly, Linyi Malt and Qingyuan Beer are commonly referred to as VIEs with respect to Beijing. Details of the VIE agreements are set out below under the caption “Entrusted Management Agreements.”

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

NOTE 2 – VARIABLE INTEREST ENTITIES

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

     Based on these exclusive agreements, the Company includes the assets, liabilities, revenues and expenses of Linyi Malt and Qingyuan Beer in its condensed consolidated financial statements.

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

As a result of these VIE Agreements, the Company through its wholly-owned subsidiary, Beijing Qingyuan, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the VIEs’ economic performance, which includes but is not limited to the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Beijing Qingyuan also provides comprehensive services to the VIEs for their daily operations. As a result of the Exclusive Technical Service and Business Consulting Agreement, the Share Pledge Agreement and the Exclusive Option Agreement, the Company will bear all of the VIEs’ operating costs in exchange for 100% of the net income of the VIEs. Under these agreements, the Company has the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with our VIEs and their shareholders.

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. Apart from the above risks, there are no significant judgments or assumptions regarding enforceability of the contracts.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over the VIEs, and its ability to conduct its business may be materially and adversely affected.

Summarized below is the information related to the consolidated VIEs’ assets and liabilities as of September 30, 2011 and December 31, 2010, respectively:

	September 30,2011	December 31,2010

ASSETS
Current Assets:
Cash and cash equivalents	$243,395	$1,097,831
Accounts receivable	4,720,824	2,710,730
Advances to suppliers	2,875,143	62,949
Due from related party	81,867	-
Inventories	4,338,606	2,358,178
Total Current Assets	12,259,835	6,229,688

Plant and equipment, net of accumulated
depreciation of $3,324,802 and $2,747,621 at June
30,2011 and December 31, 2010, respectively	17,734,559	17,462,287
Construction in progress	9,788,788	-
Intangible asset, net	1,690,427	1,442,271
Advance for long term assets	23,431	151,722
Total Assets	$41,497,040	$25,285,968

LIABILITIES

Current Liabilities:
Accounts payable and accrued expense	$2,365,684	$346,798
Advances from customers	852,690	322,943
Taxes payable	2,990,469	2,978,635
Due to related parties	-	499,750
Total Liabilities	$6,208,843	$4,148,126

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All of the VIEs’ assets can only be used to settle the obligations of the VIEs. Conversely, liabilities recognized by the consolidated VIEs do not represent additional claims on the Company’s assets.

For the nine months ended September 30, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$63,821,575, cost of sales of approximately US$49,329,727, operating expenses of approximately US$1,468,608 and net income of approximately US$10,191,204.

For the three months ended September 30, 2011, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$20,520,882, cost of sales of approximately US$15,122,037, operating expenses of approximately US$368,307 and net income of approximately US$4,077,072.

For the nine months ended September 30, 2010, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$32,869,038, cost of sales of approximately US$26,141,747, operating expenses of approximately US$398,046 and net income of approximately US$4,790,700.

For the three months ended September 30, 2010, the financial performance of the VIEs reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately US$18,525,985, cost of sales of approximately US$14,432,621, operating expenses of approximately US$163,953 and net income of approximately US$2,979,851.

For the nine months ended September 30, 2011, the cash flows of the VIEs reported in the Company’s consolidated statements of cash flows includes net cash provided by operating activities of approximately US$6,877,562, net cash used in investing activities of approximately US$10,303,719 and net cash provided by financing activities of approximately US$2,503,965.

For the nine months ended September 30, 2010, the cash flows of the VIEs reported in the Company’s consolidated statements of cash flows includes net cash used in operating activities of approximately US$134,045, net cash used in investing activities of approximately US$526,671 and net cash used in financing activities of approximately US$2,699,076.

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2011. The results of the Nine Month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Linyi Malt and Qingyuan Beer, as noted previously. All intercompany transactions and balances have been eliminated in consolidation.

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the Company and its wholly owned subsidiaries and VIEs. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. The Company has not recorded an allowance as of September 30, 2011 and December 31, 2010.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high-credit-quality financial institutions.

Concentration of Customer

For the nine month period ended September 30, 2011, three customers individually accounted for 20%, 14%, and 11% of the Company’s account receivables, respectively.

Concentration of suppliers

For the nine month period ended September 30, 2011, two suppliers individually accounted for 18% and 14% of the Company’s purchases and two suppliers individually accounted for 13% and 11% of the Company’s account payables. For the three month period ended September 30, 2011, four suppliers individually accounted for 21%, 18%, 17% and 14% of the Company’s purchases. For the nine month period ended September 30, 2010, two suppliers individually accounted for 14% and 11% of the Company’s purchases. For the three month period ended September 30, 2010, one supplier individually accounted for 23% of the Company’s purchases.

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

The Company’s primary financial instruments consisted of cash equivalents, accounts receivable, advances to suppliers, accounts payable and accrued expense, other payables, advances from customers, taxes payable and due to related parties as of September 30, 2011 and December 31, 2010. The carrying amounts of these financial instruments approximate their fair values due to the short-term nature of these instruments.

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

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, cancellation costs, and supply, among others. The Company manages inventory levels in an effort to maximize utilization of hops on hand. The Company’s accounting policy for hops inventory and purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed forecasted needs as determined by the Company’s brew masters. The Company has not recorded any loss on purchase commitments during the three and nine months ended September 30, 2011 and 2010.

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

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advances for long term assets

The Company advances to certain vendors for purchase of its equipment and advance for construction of plant and equipment. The advances for long term assets are interest free and unsecured.

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

Advances from Customers

Advances from customers consist of amounts paid to the Company in advance for inventory purchase. The Company receives these amounts and recognizes them as a current liability until the revenue can be recognized when the product is shipped and the title has passed to the customer according to the shipping terms. The balance of advances from customers was $852,690 and $322,943 as of September 30, 2011 and December 31, 2010, respectively.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three and nine months ended September 30, 2011 and 2010.

Basic and diluted earnings per share for each of the periods presented are calculated as follows:

	Nine Months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net income attributable to Tsingyuan Brewery Ltd. (numerator for diluted earnings per share)	$10,913,031	$5,129,789	$4,417,961	$3,260,515
Net income attributable to common shareholders of Tsingyuan Brewery Ltd. (numerator for basic earnings per share)	10,913,031	5,129,789	4,417,961	3,260,515

Weighted average number of common shares outstanding – Basic	126,857,289	125,216,622	126,857,289	125,430,970
Effect of diluted securities:	-	-	-	-
Weighted average number of common shares outstanding –Diluted	126,857,289	125,216,622	126,857,289	125,430,970

Earnings per share-Basic	$0.08	$0.04	$0.03	$0.02
Earnings per share-Diluted	$0.08	$0.04	$0.03	$0.02

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

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements summarized below:

  In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-K for the year ended December 31, 2012.

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

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 became effective at the beginning of the reporting entity’s first fiscal quarter beginning after June 15, 2010. The provisions of ASU 2010-11 did not have a material effect on the Company’s consolidated financial statements.

  In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. The provisions of ASU 2010-10 became effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

NOTE 4– INVENTORIES

As of September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30,2011	December 31,2010
	(Unaudited)
Raw Materials	$1,231,910	$561,765
Work in process	542,227	-
Finished Goods	2,564,468	1,796,413
Total	$4,338,606	$2,358,178

NOTE 5 – TAXES

As of September 30, 2011 and December 31, 2010, taxes payable was comprised of the following:

	September 30,2011	December 31,2010
	(Unaudited)
VAT and consumption taxes payable	$1,540,878	$1,559,370
Income taxes payable	1,273,436	1,278,835
Local and municipal taxes and fees	176,151	140,430
	$2,990,469	$2,978,635

(a) Corporation Income Tax (“CIT”)

The Company adopted ASC Topic 740 “Income taxes” and use liability method to accounts for income taxes.

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States. For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2011. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the Nine Month periods ended September 30, 2011 and 2010:

	Nine Month Periods Ended September		Three Month Periods Ended
	30,		September 30,
	2011	2010	2011	2010
Current income tax expense	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
US Federal	$-	$-	$-	$-
US State	-	-	-	-
PRC current income tax expense	3,598,263	1,596,887	1,200,969	997,912
Total Provision for Income Tax	$3,598,263	$1,596,887	$1,200,969	$997,912

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and for which the “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting and properties of an enterprise. As of September 30, 2011, no detailed interpretation or guidance had been issued to define “place of effective management”. Furthermore, as of September 30, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” was unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law. The Company has analyzed the applicability of this law, as of September 30, 2011 and December 31, 2010, the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaties where applicable, for dividends distributed by a foreign-invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. Foreign-invested enterprises became subject to the withholding tax starting January 1, 2008. There were no dividends distributed by any subsidiaries of the Company during the three and Nine Month periods ended September 30, 2011 and 2010.

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

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The VAT payable balances of $1,149,585 and $1,028,441 at September 30, 2011 and December 31, 2010, respectively, were included in taxes payable in the accompanying condensed consolidated balance sheets.

NOTE 6 – RELATED PARTY TRANSACTION

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The due to related parties represented the advances from the Company’s shareholders. Such advances are non-interest bearing, unsecured and due upon demand. As of September 30, 2011 and December 31, 2010, the Company had amounts due to related party of $0 and $519,381, respectively.

NOTE 7 – SEGMENT REPORTING

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

	As of and for the three month periods ended September 30, 2011(Unaudited)
	Malt	Beer	Corporate	Total
Revenues	$10,620,415	$9,900,467	$-	$20,520,882
Depreciation and amortization	124,983	178,821	-	303,804
Interest income	2,385	1,566	-	3,951
Interest expense	-	-	-	-
Income tax expense	554,690	646,279	-	1,200,969
Segment net income/(loss)	2,138,234	1,938,838	(21,669)	4,055,403
Segment assets	18,100,057	23,314,341	16,181	41,430,579
Expenditure for segment plant and equipment and intangible assets	$275	$8,866,639	$-	$8,866,914

	As of and for the three month periods ended September 30, 2010 (Unaudited)
	Malt	Beer	Corporate	Total
Revenues	$11,973,200	$6,552,785	$-	$18,525,985
Depreciation and amortization	117,631	121,741	-	239,372
Interest income	5,193	326	-	5,519
Interest expense	3,328	-	-	3,328
Income tax expense	609,649	388,263	-	997,912
Segment net income/(loss)	623,479	2,356,372	-	2,979,851
Expenditure for segment plant and equipment and intangible assets	$526,671	$-	$-	$-

TSINGYUAN BREWERY LTD.
(FORMERLY KNOWN AS SABRE INDUSTRIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Nine Month periods ended September 30, 2011(Unaudited)
	Malt	Beer	Corporate	Total
Revenues	$40,114,908	$23,706,667	$-	$63,821,575
Depreciation and amortization	370,423	469,615	-	840,038
Interest income	5,119	3,878	-	8,997
Interest expense	-	-	-
Income tax expense	2,150,427	1,447,836	-	3,598,263
Segment net income/(loss)	5,847,696	4,343,507	(140,113)	10,051,090
Segment assets	18,100,057	23,314,341	16,181	41,430,579
Expenditure for segment plant and equipment and intangible assets	$2,948	$10,205,466	$-	$10,205,466

	As of and for the Nine Month periods ended September 30, 2010 (Unaudited)
	Malt	Beer	Corporate	Total
Revenues	$20,979,542	$11,889,496	$-	$32,869,038
Depreciation and amortization	353,602	369,197	-	722,799
Interest income	149,577	406	-	149,983
Interest expense	189,788	-	-	189,788
Income tax expense	1,051,037	545,850	-	1,596,887
Segment net income/(loss)	1,675,777	3,114,923	-	4,790,700
Expenditure for segment plant and equipment and intangible assets	$526,671	$-	$-	$526,671

NOTE 8 – OPERATING RISK

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

NOTE 9 – SUBSEQUENT EVENTS

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

Overview of our Business

We are principally engaged in the production and distribution of brewer’s malt and beer products in the PRC. Currently, we manufacture various types of malt products from a wide variety of domestic and imported barleys. Our malts are either used in the production of our own beer products or are sold on a wholesale basis to other breweries through our direct sales force. Most of our third-party malt sales involve malts that are made to meet our customers’ specifications on a custom basis. At September 30, 2011, our beer line included eight full-flavored, affordably priced beers that are marketed under the “Qinglin,” “Qingyi” or “Qingyuan” trade names to middle-class consumers in second- and third-tier cities throughout northern and eastern China. Our malt and beer production facilities, which are located in Shandong Province in the PRC, have an aggregate annual malt processing capacity of approximately 120,000 metric tons, or MT, based upon two 8-hour shifts each working day, and an aggregate annual beer processing capacity of approximately 200,000 MT, based upon 20 hours each working day.

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

While we started our beer business in 2005, it took us approximately two years to build up our branding in the market and, as a result, our production in commercial quantities only started in early 2007. Since we started producing beer in 2007, our beer production capacity has exceeded our bottling capacity, which has had an adverse impact on our ability to maximize our beer sales. As we mentioned above, our beer production facilities have been designed for a maximum production capacity of 200,000 metric tons per year, based upon 20 hours each working day and a seven-day work week. Our first bottling line commenced operation in February 2007 with an annual bottling capacity of 37,000 metric tons, assuming 10 working months per year, a 5-day work week and two 8-hour shifts per day. In January 2010, we added a second bottling line, which increased our annual bottling capacity to 83,000 metric tons and in October 2010, we added our first canning line, which increased our bottling capacity to 98,000 metric tons. Based upon the anticipated increase in our beer sales and product mix, we intend to continue to expand our bottling and canning capacity, and in 2011, we added an additional beer bottling line to increase our bottling capacity to 160,000 metric tons.

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

Third Quarter Financial Performance Highlights

We experienced strong growth in revenues, gross profit, and net income, primarily as a result of the rapid growth in our production and sales volume. The following summarizes certain key financial information for the second quarter of 2011:

  Revenue: Total sales were $20.5 million for the three months ended September 30, 2011, an increase of $2.0 million, or 10.81%, from $18.5 million for the same period last year.

  Gross profit and margin: Gross profit was $5.4 million for the three months ended September 30, 2011, an increase of $1.3 million, or 31.71%, from $4.1 million for the same period last year. Gross margin was 26.31% for the three months ended September 30, 2011, as compared to 22.10% for the same period last year, a 4.21% increase.

  Net income: Net income was $4.1 million for the three months ended September 30, 2011, an increase of $1.1 million, or 36.67%, from $3.0 million for the same period of last year.
  Fully diluted net income per share: Fully diluted net income per share for the three months ended September 30, 2011 was $0.03, as compared to $0.02 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the three months ended September 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2011(Unaudited)		2010(Unaudited)
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$20,520,882	100%	$18,525,985	100%
Cost of goods sold	15,122,037	74%	14,432,621	78%
Gross profit	5,398,845	26%	4,093,364	22%
Gross margin	26%	-	22%	-
Selling and marketing expenses	193,205	1%	42,010	0%
General and administrative expenses	196,773	1%	121,943	1%
Net income from operations	5,008,867	24%	163,953	1%
Other income (expense):
Interest expense	-	0%	(3,328)	0%
Interest income	3,951	0%	5,519	0%
Other income	243,554	1%	46,161	0%
Net other income	247,505	1%	48,352	0%
Net income before provision for income taxes	5,256,372	25%	3,977,763	21%
Provision for income taxes	1,200,969	6%	997,912	5%
Net income	4,055,403	19%	2,979,851	16%
Foreign currency translation adjustment	362,558	2%	280,664	2%
Comprehensive income	$4,417,961	21%	$3,260,515	18%

Revenues. Our revenues are mainly generated from sales of our malt and beer products. Our revenues increased $2.0 million, or 10.81%, to $20.5 million for the three months ended September 30, 201,1 from $18.5 million during the same period in 2010.

1) Revenue from sales of malt:
The volume of malt we sold decreased from 25,386 MT in the three months ended September 30, 2010 to 17,885 MT in the three months ended September 30, 2011. The revenue from sales of malt decreased $1.4 million, or 12%, to $10.6 million for the three months ended September 30, 2011 from $12.0 million during the same period in 2010. However, the unit sales price of our malt products increased, as our R&D team developed some new types of malt with higher unit prices, which led to an increase in the average unit sales price. For the three months ended September 30, 2011, the sales of the new malt accounted for 62% of the total malt sales. The pricing of our malt products is based primarily on the pricing of barley, its principal raw material. Since our malt is manufactured based on our customers’ specifications, our customers may adjust their selection of barley in the event they see fluctuations in the prices of certain types of barley or the prices of barley grown in certain locations. Revenue from sales of malt contributed 52% and 65% to the total revenue for the three months ended September 30, 2011 and 2010, respectively.

2) Revenue from sales of beer:
Our revenue from sales of beer increased $3.3 million, or 50%, to $9.9 million for the three months ended September 30, 2011 from $6.6 million during the same period in 2010. The increase in revenues was primarily due to the increased sales volume of our beer products. Sales of our beer products increased as a result of our increased bottling capacity. In January 2010, we added our second complete bottling line, which increased our maximum bottling capacity from 37,000 MT to 83,000 MT per annum. In October 2010, we added our first complete canning line, which further increased our bottling capacity to 98,000 MT. The increase in our bottling capacity has allowed us to increase the number of beer distributors and expand the geographical reach of our target market for that segment. The volume of beer we sold increased from 30,406 MT in the three months ended September 30, 2010 to 35,675 MT in the three months ended September 30, 2011. Revenue from sales of beer accounted for 48% and 35% of the total revenue for the three months ended September 30, 2011 and 2010, respectively.

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials as well as the cost of labor and overhead. Our cost of goods sold increased by $0.7 million, or 4.9%, to $15.1 million in the three months ended September 30, 2011, from $ 14.4 million for the same period in 2010. The increase in cost of goods sold was generally in line with our increased sales.

Gross profit and gross margin. Our gross profit is equal to the difference between our sales and our cost of goods sold. Our gross profit increased by $1.3 million, or 31.7%, to $5.4 million in the three months ended September 30, 2011, from $4.1 million for the same period in 2010. The total gross margin increased by 4.2%, to 26.3% for the three months ended September 30, 2011, from 22.1% for the same period in 2010. Such increase was generally in line with our increased sales. The gross profit of malt sales decreased by $0.3 million, or 10%, to $2.9 million for the three months ended September 30, 2011, from $3.2 million for the same period in 2010. The gross profit of beer sales increased $1.6 million, or 178%, to $2.5 million for the three months ended September 30, 2011, from $0.9 million for the same period in 2010. The gross margin of malt sales increased to 27.2% for the three months ended September 30, 2011, from 26.2% for the same period in 2010, due to the higher sales prices for new types of malt such as Australian malt. The gross margin of beer sales increased to 25.4% for the three months ended September 30, 2011, from 14.4% for the same period in 2010, due to higher prices for new types of beer such as Tsingyuan snow, Vistar, and Qingyuan Aumaiwang.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling expenses increased by $151,195, or 360%, to $193,205 in the three months ended September 30, 2011, from $42,010 during the same period in 2010. Such increase was largely attributable to: 1) the continuation of our new marketing strategy of providing free beer tastings and complimentary beers in conjunction with our beer sales efforts in order to assist our distributors in obtaining greater market share, 2) the 20 addition of sales personnel to our beer segment in the first quarter of 2011 and the development of more distributors in the provinces adjoining Shandong province in 2010 continued to increase our salary, travel and social networking expenses, 3) the advertisement expense of beer products increased significantly because we started to promote products in nationwide media much more actively in 2011 than in 2010, 4). the freight and dispatching fees were charged to customers during the three month period in 2010, and beginning in  2011, we started to deliver malt products to customers who are close to the Company and also bore these costs as our selling and marketing expenses. As a result, the freight cost and dispatching fees increased by $29,492 and $8,276, respectively, in the three months ended September 30, 2011, as compared to the same period in 2010.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $74,830, or 61.4%, to $196,773 in the three months ended September 30, 2011, from $121,943 during the same period in 2010. During the three months ended September 30, 2011 we accrued $29,821 for legal services and $19,771 business travel expenses for the Company’s financing activity during the three months ended September 30, 2011. There were no legal fees incurred and no financing activities during the same period in 2010.

Interest expense. Interest expense was $0 for the three months ended September 30, 2011, but $3,328 during the same period in 2010. The difference in interest expense was primarily due to the repayments of short-term bank loans during last year.

Other income and expense. Other income and expense increased by $197,393, to $243,554 for the three months ended September 30, 2011, as compared to $46,161 during the same period in 2010. The difference in other income and expense was primarily due to the increased sales of malt by-products.

Income before income taxes. Our income before income taxes increased by $1.3 million, or 32.5%, to $5.3 million in the three months ended September 30, 2011, from $4.0 million during the same period in 2010, as a result of the factors described above.

Income taxes. Our income tax provisions increased by $0.2 million, or 20%, to $1.2 million in the three months ended September 30, 2011, from $1.0 million during the same period in 2010, due to an increase in income before taxes.

Net income. As a result of the factors described above, we generated  net income of $4.1 million in the three months ended September 30, 2011, an increase of $1.1 million, or 36.7%, from $3.0 million during the same period in 2010.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the Nine Months ended September 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2011(Unaudited)		2010(Unaudited)
	Dollars	% of Revenues	Dollars	% of Revenues
Revenues	$63,821,575	100%	$32,869,038	100%
Cost of goods sold	49,329,727	77%	26,141,747	80%
Gross profit	14,491,848	23%	6,727,291	20%
Gross margin	23%		20%
Selling and marketing expenses	660,319	1%	66,356	0%
General and administrative expenses	948,402	1%	331,690	1%
Net income from operations	12,883,127	20%	398,046	19%
Other income (expense):
Interest expense	-	-	(189,788)	(1%	)
Interest income	8,997	0%	149,983	-
Other income	757,229	1%	98,147	-
Net other income	766,226	1%	58,342	(1%	)
Net income before provision for income taxes	13,649,353	21%	6,387,587	20%
Provision for income taxes	3,598,263	6%	1,596,887	5%
Net income	10,051,090	15%	4,790,700	15%
Foreign currency translation adjustment	861,941	1%	339,089	1%
Comprehensive income	$10,913,031	16%	$5,129,789	16%

Revenues. Our Revenues increased $30.9 million, or 94%, to $63.8 million for the nine months ended September 30, 2011, from $32.9 million during the same period in 2010.

1) Revenue from sales of malt:
Our revenue from sales of malt increased $19.1 million, or 91%, to $40.1 million for the nine months ended September 30, 2011 from $21.0 million during the same period in 2010. The increase in revenues was primarily due to the increased sales volume of our malt products. The volume of malt we sold increased significantly from 44,388 MT in the nine months ended September 30, 2010 to 68,441 MT in the nine months ended September 30, 2011. In addition, the unit sales price of our malt products also increased, as our R&D team developed some new types of malt with higher unit sales prices, which led to an increase in the average unit sales price. For the nine months ended September 30, 2011, the sales of the new malt accounted for 60% of the total malt sales. Revenue from sales of malt accounted for 63% and 64% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.

2) Revenue from sales of beer:
Our revenue from sales of beer increased $11.8 million, or 99%, to $23.7 million for the nine months ended September 30, 2011 from $11.9 million during the same period in 2010. We also experienced increases in sales of our beer products resulting from the effects of our increased bottling capacity. The increase in our bottling capacity has allowed us to increase the number of beer distributors and expand the geographical reach of our target market for that segment. The volume of beer we sold increased significantly from 53,118 MT in the three months ended September 30, 2010 to 84,505 MT in the nine months ended September 30, 2011. Revenue from sales of beer accounted for 37% and 36% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.

Cost of goods sold. Our cost of goods sold increased by $23.2 million, or 89%, to $49.3 million in the nine months ended September 30, 2011, from $26.1 million for the same period in 2010. The increase in cost of goods sold for both segments was generally in line with our increased sales. As a percentage of sales, our cost of goods sold decreased from 80% in the three months ended September 30, 2010 to 77% in the nine months ended September 30, 2011.

Gross profit and gross margin. Our gross profit increased by $7.8 million, or 116%, to $14.5 million in the nine months ended September 30, 2011, from $6.7 million for the same period in 2010. The total gross margin increased by 2.2%, to 22.7% for the nine months ended September 30, 2011, from 20.5% for the same period in 2010. Such increase was generally in line with our increased sales. The gross margin of malt sales increased because of the higher unit sales prices for new types of malt, such as Australian malt. The gross margin of beer sales increased because of higher prices for new types of beer, such as Tsingyuan snow, Vistar, and Qingyuan Aumaiwang.

Selling and marketing expenses. Our selling expenses increased by $593,963, or 895%, to $660,319 in the nine months ended September 30, 2011, from $66,356 during the same period in 2010. Such increase was largely attributable to: 1) the continuation of our new marketing strategy of providing free beer tastings and complimentary beers in conjunction with our beer sales efforts in order to assist our distributors in obtaining greater market share, 2) the addition of 20 sales persons to our beer segment in the first quarter of 2011 and the development of more distributors in the provinces adjoining Shandong province in 2010 continued to increase our salary, travel and social networking expenses, 3) the advertisement expense of beer products increased significantly because we started to promote products in nationwide media much more actively in the first quarter of 2011 than that of 2010, 4) in the first quarter of 2011, we started to deliver malt products to customers who are close to the company and bore the freight cost and dispatching fees which were previously charged to customers in 2010.

General and administrative expenses. Our general and administrative expenses increased by $616,712, or 186%, to $948,402 in the nine months ended September 30, 2011, from $331,690 during the same period in 2010. Such increase was attributable to the significantly increased number of management personnel with our business expansion.

Interest expense. Interest expense was $0 for the nine months ended September 30, 2011, and $189,788 during the same period in 2010. The difference in interest expense was primarily due to the repayment of short-term bank loans during last year.

Other income and expense. Other income and expense increased by $659,082, to an income of $757,229 for the nine months ended September 30, 2011, as compared to an income of $98,147 during the same period in 2010. The difference in other income and expense was primarily due to the increased sales of malt by-products.

Income before income taxes. Our income before income taxes increased by $7.2 million, or 113%, to $13.6 million in the nine months ended September 30, 2011, from $6.4 million during the same period in 2010, as a result of the factors described above.

Income taxes. Our income tax provisions increased by $2.0 million, or 125%, to $3.6 million in the nine months ended September 30, 2011, from $1.6 million during the same period in 2010, due to an increase in income before taxes.

Net income. As a result of the factors described above, we generated net income of $10.1 million in the nine months ended September 30, 2011, an increase of $5.3 million, or 110%, from $4.8 million during the same period in 2010.

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

The following tables set forth our revenues, sales in metric tons, operating income and production in metric tons by segment for the nine months ended September 30, 2011 and 2010 and the percentage increases for each segment between fiscal periods.

	Sales by Segment
	(U.S. dollars in millions)
	Three Months Ended September 30
				Percentage
	2011	2010	Net Change	Change
Malt Products	$10.6	$12.0	(1.4)	(12%	)
Beer Products	9.9	6.5	3.3	50%
Total	$20.5	$18.5	2.0	11%

	Sales by Segment
	(in metric tons)
	Three Months Ended September 30
				Percentage
	2011	2010	Net Change	Change
Malt Products	17,885	25,386	(7,501)	(30)%
Beer Products	35,674	30,406	5,268	17%
Total	53,559	55,792	(2,233)	(4)%

	Operating Income by Segment
	(U.S. dollars in millions)
	Three Months Ended September 30
			Net Change	Percentage
	2011	2010		Change
Malt Products	$2.8	$3.0	(0.2)	(7%	)
Beer Products	2.2	0.9	1.3	130%
Total	$5.0	$3.9	1.1	28%

	Production by Segment
	(in metric tons)
	Three Months Ended September 30
			Net Change	Percentage
	2011	2010		Change
Malt Products	22,091	24,323	(2,232)	(9%	)
Beer Products	27,914	30,380	(2,466)	(8%	)
Total	50,005	54,703	(4,698)	(9%	)

	Sales by Segment
	(U.S. dollars in millions)
	Nine Months Ended September 30
				Percentage
	2011	2010	Net Change	Change
Malt Products	$40.1 $	21.0	19.1	91%
Beer Products	23.7	11.9	11.8	99%
Total	$63.8 $	32.9	30.9	94%

	Sales by Segment
	(in metric tons)
	Nine Months Ended September 30
				Percentage
	2011	2010	Net Change	Change
Malt Products	68,441	44,388	24,053	54%
Beer Products	84,505	53,118	31,387	59%
Total	152,946	97,506	55,440	57%

	Operating Income by Segment
	(U.S. dollars in millions)
	Nine Months Ended September 30
			Net Change	Percentage
	2011	2010		Change
Malt Products	$7.9	$4.3	$3.6	80%
Beer Products	5.0	2.0	3.0	150%
Total	$12.9	$6.3	$6.6	105%

	Production by Segment
	(in metric tons)
	Nine Months Ended September 30
			Net Change	Percentage
	2011	2010		Change
Malt Products	72,827	47,001	25,826	55%
Beer Products	92,929	53,740	39,189	73%
Total	165,756	100,741	65,015	65%

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $258,801. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$6,811,615	$(113,506)
Net cash used in investing activities	(10,303,719)	(526,671)
Net cash provided by (used in) financing activities	2,584,330	(2,699,076)
Effects of exchange rate change in cash	49,192	18,520
Net decrease in cash and cash equivalents	(858,582)	(3,320,733)
Cash and cash equivalents at beginning of the period	1,117,383	3,731,802
Cash and cash equivalent at end of the period	$258,801	$411,069

Operating Activities

Net cash provided by operating activities was $6.8 million for the nine months ended September 30, 2011, an increase of $6.9 million, from $0.1 million net cash provided by operating activities for the same period in 2010. The increase was primarily attributable to a $5.3 million increase in net income, which was caused by the sales increase in both malt and beer. The volume of malt sold increased significantly and the sales revenue increased as new types of malt were sold at higher sales prices. Revenues from beer also increased due to increased production volume which in turn was the result of the increased bottling capacity.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $10.3 million, as compared to $0.5 million net cash used in investing activities during the same period in 2010. The increase in net cash used in investing activities was mainly attributable to the purchase of plant and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $2.6 million, as compared to $2.7 million net cash used in financing activities during the same period in 2010. The increase in net cash provided by financing activities was mainly attributable to the payment of $3.1 million for Qingyuan Beer’s stock transfer from Linyi Malt to Mr. Dingyou Zhang on January 6, 2011 and repayment of banks loans of $6 million in 2010.

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

Capital Expenditure Commitments

The Company’s contractual obligations as of September 30, 2011 were US$ 0. The package line will commence operation in November and as of the end of September 2011 only the contract deposit will be settled after the acceptance check.

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

Based on the various contractual arrangements described in Item 1, “Business – Our History and Corporate Structure –Relationships with Tsingyuan Group and its Owners” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the nine months ended September 30, 2011, we are able to exercise control over the companies in which we have a controlling financial interest through contractual agreements and to obtain in full the economic benefits.

Estimate of the useful lives of property and equipment – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in three and nine months ended September 30, 2011 and 2010.

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

  In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 became effective at the beginning of the reporting entity’s first fiscal quarter beginning after June 15, 2010. We have implemented ASU 2010-11 and there was no material effect on the Company’s condensed consolidated financial statements.

  In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. We have implemented ASU 2010-10 beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company’s consolidated financial statements.

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

As required by Rule 13a-15(e) under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Dingyou Zhang, and Chief Financial Officer, Mr. Mingxia Yuan, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhang and Yuan, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of September 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

101.1

The following materials from the Tsingyuan Brewery Ltd. Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2011	TSINGYUAN BREWERY LTD.

	By:	/s/ Dingyou Zhang
Dingyou Zhang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mingxia Yuan
Mingxia Yuan, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)